Form 10QSB
period 2001-06-30
VENTURELIST COM INC
filed 2001-09-25
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-48544


                              VENTURELIST.COM, INC.
         ----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                           94-3360099
----------------------------------             ---------------------------------
(State or other  jurisdiction                  (IRS Employer Identification No.)
 of incorporation or organization)


                       1519 Edgewood, Liberty, Texas 77575
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (936) 336-6700
                           --------------------------
                           (Issuer's telephone number)

                                       N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes   No  X
                                      ---   ---

As of September 24, 2001, 18,250,000 shares of Common Stock of the issuer were outstanding.

                              VENTURELIST.COM, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                     PART II

     Signatures

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                              Venturelist.com, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                                 June 30,         September 30,
                                                                   2001               2000
                                                               -------------      --------------
                                                                (Unaudited)

ASSETS

Current assets:
  Cash                                                                $ 177            $ 8,407
                                                               ---------------   ---------------
                                                                      $ 177            $ 8,407
                                                               ===============   ===============

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accrued liabilities                                               $10,348            $ 9,747
                                                               ---------------   ---------------
    Total current liabilities                                        10,348              9,747
                                                               ---------------   ---------------

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                          -                  -
  Common stock, $.001 par value, 50,000,000 shares
    authorized:  15,000,000 shares issued and outstanding:           15,000             15,000
  Additional paid in capital                                         90,000             55,000
  Deficit accumulated during the development stage                (115,171)           (71,340)
                                                               ---------------   ---------------
    Total stockholders' equity (deficit)                           (10,171)            (1,340)
                                                               ---------------   ---------------
                                                                      $ 177            $ 8,407
                                                               ===============   ===============

            See accompanying notes to interim condensed consolidated
                             financial statements.

                              VENTURELIST.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended
                                                          June 30,                   Nine months ended June 30,
                                                   2001             2000               2001            2000
                                                -------------    -------------    --------------   ------------

Service fee revenue                                  $ 322              $  -           $ 2,159            $  -

Selling, general and administrative
  Employee business expense                              -                 -                 -               -
  Consultants                                            -                 -             6,045               -
  Payroll                                                -                 -            13,333               -
  Other selling and general and administrative         363            26,430            26,612          26,430
                                                -------------    -------------    --------------   -------------
                                                       363            26,430            45,990          26,430
                                                -------------    -------------    --------------   -------------
                                                -------------    -------------    --------------   -------------
Net loss                                            $ (41)         $(26,430)         $(43,831)       $(26,430)
                                                =============    =============    ==============   =============

Basic net loss per common share                     $ 0.00            $ 0.00            $ 0.00          $ 0.00
                                                =============    =============    ==============   =============

Weighted average shares outstanding             15,000,000        15,000,000        15,000,000      15,000,000
                                                =============    =============    ==============   =============


            See accompanying notes to interim condensed consolidated
                             financial statements.

                              VENTURELIST.COM, INC.
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Nine months ended June 30,
                                                            ---------------------------
                                                              2001              2000
                                                            --------        -----------

Cash flows from operating activities:
  Net loss                                                    $(43,831)       $(26,430)
    Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
  Changes in operating assets and liabilities
    Accrued expenses                                               601           1,020
                                                            -------------   -------------
                                                            -------------   -------------
        Net cash provided by (used in) operating activities    (43,230)        (25,410)
                                                            -------------   -------------

Cash flows from financing activities:
  Investment from Parent                                         35,000          35,000
                                                            -------------   -------------
        Net cash provided by financing activities                35,000          35,000
                                                            -------------   -------------

Net increase (decrease) in cash and cash equivalents            (8,230)           9,590
Cash and cash equivalents at beginning of period                 8,407               -
                                                            -------------   -------------
Cash and cash equivalents at end of period                       $ 177         $ 9,590
                                                            =============   =============


            See accompanying notes to interim condensed consolidated
                             financial statements.

                              VENTURELIST.COM, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001


Note 1:Presentation

The condensed balance sheet of the Company as of June 30, 2001, the related condensed statements of operations and cash flows for the nine months ended June 30, 2001 and 2000 and the three months ended June 30, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the nine months ended June 30, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Venturelist.com, Inc. July 30, 2001 SB-2/A.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


This report contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company's actual results could differ materially from those set forth on the forward looking statements as a result of the risks set forth in the Company's filings with the Securities and Exchange Commission, general economic conditions, and changes in the assumptions used in making such forward looking statements.

Venturelist.com provides an Internet portal for start-up businesses seeking investment capital and accredited investors seeking to invest via the private equity market. Our goal is to become an online portal successfully serving both the entrepreneur and investor in private equity transactions ranging from $100,000 to $5 million. Our strategy includes the development of a Venture Exchange that will provide a virtual marketplace for entrepreneurs seeking capital from investors seeking investment opportunities.

Until May 18, 2001, we maintained a website at www.venturelist.com. On May 18, 2001, we took our web site down until such time as changes can be implemented to our site that we believe will satisfy federal securities laws. Venturelist was incorporated as a Nevada corporation in April 2000. Our principal executive offices are located at 1519 Edgewood, Liberty, Texas 77575 and our telephone number is (936) 336-6700. All references to we, our or us refer to Venturelist.com, Inc., a Nevada corporation.

THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS AND NINE MONTHS ENDED JUNE 30, 2000

We are a development stage company with a limited operating history. We were incorporated in April 2000, but have conducted limited business operations as we have had limited cash and assets. Since inception, we have concentrated on the development of our web site. As of June 30, 2001, we have generated nominal revenues. There exists limited historic operations with respect to our operations.

Selling, general and administrative expenses for the three months ended June 30, 2001 decreased by $26,108 to $322 from $26,430 for the corresponding period of the prior year. The decrease is attributable to the Company incurring start up costs in the prior period. For the nine month period ending June 30, 2001 selling, general and administrative expenses increased $17,401 or 658% to $45,989 from $26,430 for the corresponding period of the prior year. The increase is attributable to increased payroll, advertising, professional fees and other general expenses.

Liquidity and Capital Resources

At June 30, 2001 the Company had negative working capital of $10,171 including cash of $177. This compares with working capital of $8,570 including cash of $9,590 for the corresponding period of the prior year.

For the nine months ended June 30, 2001 cash used in operations increased to $43,230 from cash used in operations of $25,410 for the corresponding period of the prior year.

Net cash provided by financing activities was $35,000 from $35,000. The Company received $35,000 and $35,000 from its parent company M&A West, Inc.

OTHER INFORMATION

On July 9, 2001, Steve Bauman resigned as President and Chief Executive Officer and as director of the Company at which time Kris Lafour was elected to serve as President.

Steve Bauman had entered into an employment agreement which provided for a base salary of $40,000 per year. The employment agreement did not specify a term. In August 2001, the Company entered into a settlement agreement with Mr. Bauman and M&A West, Inc. transferred 250,000 shares of Digital Bridge, Inc. to Mr. Bauman for unpaid services. Mr. Bauman will retain his stock ownership in our Company.

In May 2001, we entered into an agreement with ViewTrade Securities, Inc., a licensed broker/dealer, whereby ViewTrade Securities, through the www.venturelist.com web site, will solicit individuals who meet the accredited investor standards of Regulation D to register as accredited investors as a means of building a customer database of accredited investors for ViewTrade Securities. Pursuant to the agreement, we are in the process of outsourcing our back-end entrepreneur sign-up and investor sign-up to ViewTrade Securities. We have agreed to pay ViewTrade Securities 25 percent of the revenues generated at our web site from subscription revenues. We will not receive any fees aside from our subscription fees when, and if, ViewTrade Securities serves as a broker/dealer.

On August 13, 2001, the SEC declared our registration statement effective. The registration statement related to the registration of the distribution by M&A West, Inc. of approximately 2,224,551 shares of our common stock to M&A West shareholders of record on November 15, 2000. OTC Stock Transfer, our transfer agent, has distributed the stock certificates to the M&A West stockholders entitled to receive our stock.

In August 2001, the Company issued an aggregate of 3,250,000 shares of our common stock to the following individuals for services rendered:

Kris Lafour - 1,250,000 shares, Patrick Greene - 1,000,000 shares, Hank Vanderkam - 500,000 shares and David Loev - 500,000 shares. Kris Lafour serves as our president and director, Patrick Greene serves as our director and the chief executive officer of M&A West, and Messrs. Vanderkam and Loev provide business and legal services to us.

                          PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 24, 2001, there are no legal proceedings pending or, to our knowledge, threatened against us or to which we are a party.

Lawsuits Involving our Parent Company, M&A West

         On September 6, 2000, M&A West filed a lawsuit against ISP.Net LLC, John Kozik, James Hollis, Ostrander Burch & Company, Inc., David B. Allen, and Michael Montgomery, docketed as case number 414149 in the Superior Court of California in the County of San Mateo. M&A West alleged breach of contract and various other actions involving (1) an agency agreement where Ostrander Burch and David Allen served as the agent for M&A West's purchase of SierraNet, and
(2) the acquisition of SierraNet by M&A West. In January 2001, the disputes were split up between Ostrander Burch & Company and David B. Allen; and ISP.Net, LLC, James Hollis, and Michael Montgomery. The action involving ISP.Net, LLC, John Kozik, and Michael Montgomery was settled in May 2001 with the parties rescinding the sale of SierraNet. The action involving Ostrander Burch & Company and David B. Allen settled in July 2001 with M&A West agreeing to transfer 125,000 shares of its Digital Bridge, Inc. common stock.

         In January 2001, four class-action lawsuits were filed against M&A West, Scott Kelly and Sal Censoprano in the United States District Court of the Northern District of California docketed as case numbers C-01-0046-BZ, C-01-0033-MEJ, C-01-0485-EDL, and C-01-0502-MEJ. These lawsuits allege a fraudulent scheme and course of business, false and misleading financial statements and press releases, as well as other causes of action. The plaintiffs attorneys have consolidated these lawsuits into one action. M&A West is unable to determine the relief sought by these lawsuits at this time.

         On January 11, 2001, Isa Fowler, Peter Messore, Christine LaCapria, Greg Miller and John Adubato filed a lawsuit against M&A West and Scott Kelly, docketed as case number L245-01 in the Superior Court of New Jersey for the Law Division of Monmouth County. The suit alleges breach of contract, fraud and misrepresentation, and various other causes of action arising out of their termination of employment with M&A West. M&A West has been unable to determine the relief sought in this action.

         There is an ongoing investigation by the SEC Enforcement Division involving M&A West and various people and entities formerly involved with M&A West. On September 6, 2001, the SEC filed suit against M&A West and various other parties alleging that M&A West, either directly or as a control person or an aider and abettor, violated various securities laws. The suit is docketed as case number C-01-3376 in the United States District Court of the Northern
District of California. The suit alleges (1) the sale of unregistered securities; (2) employing a scheme to defraud; (3) making untrue statements of material fact or omitting to state material facts necessary to make statements previously made not misleading;(4) engaging in acts or courses of business which operated as a fraud or deceit upon other persons; (5) failing to keep books, records and accounts which, in reasonable detail, accurately and fairly reflected the transactions and dispositions of the assets of the Company; (6) failing to devise and maintain a system of accounting controls; and (7) operating or holding itself out to be an investment company. It is likely the SEC will seek the following:

o a permanent injunction prohibiting future violations of various provisions of the Securities Act, Exchange Act, Investment Company Act and Rules thereunder;

o an order for an accounting and disgorgement plus prejudgment interest thereon;

o civil penalties pursuant to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990; and

o    an  order   pursuant  to  Section   12(j)  of  the  Exchange  Act  revoking
     registration of M&A West's common stock.

         There is an ongoing investigation by the U.S. Department of Justice involving M&A West and various people and entities formerly involved with M&A West. M&A West is unaware of the relief, if any, sought by the U.S. Department of Justice.

         In addition to the litigation discussed above, M&A West, in the ordinary course of business, is a defendant in various lawsuits. In those cases, M&A West is vigorously defending itself.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits


         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             VENTURELIST.COM, INC.

Date: September 25, 2001                 By: /s/ Kris Lafour
                                             ---------------------------------
                                             Kris LaFour
                                             President