Form 10QSB/A
period 2001-06-30
VENTURELIST COM INC
filed 2001-09-26
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                Amendment No. 1

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

As of September 24, 2001, 18,282,601 shares of Common Stock of the issuer were outstanding.

                              VENTURELIST.COM, INC.
                                  FORM 10-QSB/A

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



                                             VENTURELIST.COM, INC.

Date: September 26, 2001                 By: /s/ Kris Lafour
                                             ---------------------------------
                                             Kris LaFour
                                             President