Form 10KSB
period 2001-09-30
VENTURELIST COM INC
filed 2002-01-14
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTERMBER 30, 2001
                        COMMISSION FILE NUMBER 333-48544


                              Venturelist.com, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in its charter)

           Nevada                                        94-3360099
--------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer identification No.)
 incorporation or organization)


                                446 Mountain Oaks
                            Canyon Lake, Texas 78133
                            ------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (830) 905-5101
                            -------------------------
                            Issuer"s telephone number

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ].

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

As of January 14, 2002, 18,282,644 shares of common stock were outstanding. There is no market for the Company's common stock as of the date of this filing. The Registrant does not have any outstanding non-voting equity.

Revenues from operations for the fiscal year ended September 30, 2001 were $2,159.

                              VENTURELIST.COM, INC.
                          ANNUAL REPORT ON FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                TABLE OF CONTENTS
PART I                                                                      PAGE

Item 1     Business of the Company                                             3
Item 2     Description of Property                                             4
Item 3     Legal Proceedings                                                   4
Item 4     Submission of Matters to a Vote of Security Holders                 7

PART II

Item 5     Market Price of and Dividends on the Registrant"s Common Equity
           and Other Shareholder Matters                                       7
Item 6     Management"s Discussion and Analysis or Plan of Operation           7
Item 7     Financial Statements and Supplementary Data                         9
Item 8     Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure                                            9

PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons        9
Item 10    Executive Compensation                                             10
Item 11    Security Ownership of Certain beneficial Owners and Management     11
Item 12    Certain Relationships and Related Transactions                     12
Item 13    Exhibits and Reports on Form 8-K                                   12
           Signatures                                                         13
           Financial Statements                                              F-1

                                     PART I

ITEM 1. BUSINESS OF THE COMPANY

Venturelist.com, Inc. ("Venturelist", the "Company", "we", or "us") was incorporated as a Nevada corporation in April 2000, but have conducted limited business operations as we have had limited cash and assets. From inception until September 2001, we concentrated on the development of our web site. As of September 30, 2001, we have generated nominal revenues. There exists limited historic operations with respect to our operations.

Venturelist provided an Internet portal for start-up businesses seeking investment capital and accredited investors seeking to invest via the private equity market. Our goal was to become an online portal successfully serving both the entrepreneur and investor in private equity transactions ranging from $100,000 to $5 million. Our strategy included the development of a Venture Exchange that would provide a virtual marketplace for entrepreneurs seeking capital from investors seeking investment opportunities.

Until May 18, 2001, we maintained a website at www.venturelist.com. On May 18, 2001, we took our web site down until such time as changes could be implemented to our site that we believed would satisfy federal securities laws. Our principal executive offices are located at 446 Mountain Oaks, Canyon Lake, Texas 78133 and our telephone number is (830) 905-5101.

In May 2001, we entered into an agreement with ViewTrade Securities, Inc., a licensed broker/dealer, whereby ViewTrade Securities, through the www.venturelist.com web site, would solicit individuals who met the accredited investor standards of Regulation D to register as accredited investors as a means of building a customer database of accredited investors for ViewTrade Securities. Pursuant to the agreement, we were going to outsource our back-end entrepreneur sign-up and investor sign-up to ViewTrade Securities. We had agreed to pay ViewTrade Securities twenty-five percent of the revenues generated at our web site from subscription revenues. We were not going to receive any fees aside from our subscription fees when, and if, ViewTrade Securities served as a broker/dealer.

ViewTrade Securities officed in the World Trade Center which was struck by the attack on September 11, 2001. Fortunately, the employees of ViewTrade Securities escaped with their lives. Unfortunately, ViewTrade Securities opened a new office in New Jersey and several of ViewTrade's employees did not stay employed with ViewTrade following September 11, 2001. A former employee of ViewTrade who was instrumental in ViewTrade entering into an agreement with us is no longer employed by ViewTrade. In light of the events that have transpired, the Company plans to seek a merger partner to carry out an operating business.

Employees

As of September 30, 2001, we employed only one part-time employee. The Company believes that its relations with its employee is good.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not currently lease office space and utilize the facilities of M&A West.

ITEM 3.  LEGAL PROCEEDINGS

As of January 14, 2001, there are no legal proceedings pending or, to our knowledge, threatened against us or to which we are a party.

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

         On January 11, 2001, Isa Fowler, Peter Messore, Christine LaCapria, Greg Miller and John Adubato filed a lawsuit against M&A West and Scott Kelly, docketed as case number L245-01 in the Superior Court of New Jersey for the Law Division of Monmouth County. The suit alleges breach of contract, fraud and misrepresentation, and various other causes of action arising out of their termination of employment with M&A West. M&A West has entered into a settlement agreement with Peter Messore with M&A West agreeing to transfer 325,000 shares of Digital Bridge, Inc. to settle the claim.

         There is an ongoing investigation by the SEC Enforcement Division involving M&A West and various people and entities formerly involved with M&A West. On September 6, 2001, the SEC filed suit against M&A West and various other parties alleging that M&A West, either directly or as a control person or an aider and abettor, violated various securities laws. The suit is docketed as case number C-01-3376 in the United States District Court of the Northern
District of California. The suit alleges (1) the sale of unregistered securities; (2) employing a scheme to defraud; (3) mailing untrue statements of material fact or omitting to state material facts necessary to make statements previously made no misleading; (4) engaging in acts or courses of business which operated as a fraud or deceit upon other persons; (5) failing to keep books, records and accounts which, in reasonable detail, accurately and fairly reflected the transactions and dispositions of the assets of the Company; (6) failing to devise and maintain a system of accounting controls; and (7) operating or holding itself out to be an investment company. It is likely the SEC will seek the following:

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to shareholders of the Company during the year ended September 30, 2001.

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT"S COMMON EQUITY AND OTHER SHAREHOLDER MATTERS

There is no market for our common stock.

Holders

As of January 14, 2001, there were 18,282,644 shares of the Company's common stock outstanding, held by approximately 2,622 holders of record.

Dividends

We have never declared or paid any cash dividends on our common stock. We do not anticipate paying any dividends on our common stock in the foreseeable future.

ITEM 6. MANAGEMENT"S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The Company"s actual results could differ materially from these set forth on the forward-looking statements as a result of the risks set forth in the Company"s filings with the Securities and Exchange Commission, general economic conditions and changes in the assumptions used in making such forward-looking statements.

General

Until May 18, 2001, we maintained a website at www.venturelist.com where we provided an Internet portal for start-up businesses seeking investment capital and accredited investors seeking to invest via the private equity market. Our goal was to become an online portal successfully serving both the entrepreneur and investor in private equity transactions ranging from $100,000 to $5 million. Our strategy included the development of a Venture Exchange that would provide a virtual marketplace for entrepreneurs seeking capital from investors seeking investment opportunities. On May 18, 2001, we took our web site down until such time as changes can be implemented to our site that we believed would satisfy federal securities laws.

In May 2001, we entered into an agreement with ViewTrade Securities, Inc., a licensed broker/dealer, whereby ViewTrade Securities, through the www.venturelist.com web site, would solicit individuals who met the accredited investor standards of Regulation D to register as accredited investors as a means of building a customer database of accredited investors for ViewTrade Securities. Pursuant to the agreement, we were going to outsource our back-end entrepreneur sign-up and investor sign-up to ViewTrade Securities. We had agreed to pay ViewTrade Securities twenty-five percent of the revenues generated at our web site from subscription revenues. We were not going to receive any fees aside from our subscription fees when, and if, ViewTrade Securities served as a broker/dealer.

ViewTrade Securities officed in the World Trade Center which was struck by the attack on September 11, 2001. Fortunately, the employees of ViewTrade Securities escaped with their lives. Unfortunately, ViewTrade Securities opened a new office in New Jersey and several of ViewTrade's employees did not stay employed with ViewTrade following September 11, 2001. A former employee of ViewTrade who was instrumental in ViewTrade entering into an agreement with us is no longer employed by ViewTrade. In light of the events that have transpired, the Company plans to seek a merger partner to carry out an operating business.


Year Ended September 30, 2001 Compared to Period from April 19, 2000 (Inception) through the Year Ended September 30, 2000

Revenues. We had revenues of $2,159 for the year ended September 30, 2001, as compared to $927 for the period from April 19, 2000 (inception) through the year ended September 30, 2000. The increase was due to the marketing of our web site.

General and Administrative expenses. For the fiscal year ended September 30, 2001, we recorded $98,795 of general and administrative expenses, as compared to $72,267 reported for the period from April 19, 2000 (inception) through September 30, 2000. The increased general and administrative costs were largely due to legal and accounting expenses relating to the Company trying to become a publicly traded company.

Net Loss.  Net loss  increased  $25,296  or 35% to  $96,636  for the year  ended
September 30, 2001 from $71,340 for the period April 19, 2000 (inception) through September 30, 2000. Net loss per common share was approximately $.01 per share for the year ended September 30, 2001 as compared to a net loss per common share of approximately $.00 per share for the period from April 19, 2000 (inception) through September 30, 2000.

Liquidity and Capital Resources

At September 30, 2001 the Company had negative working capital of $47,476 including cash of $177.

Cash used in operations decreased from $56,593 for the period from April 19, 2000 (inception) to $43,230 from cash used in operations for the year ended September 30, 2001.

Net cash provided by financing activities was $35,000 for the fiscal year ended September 30 , 2001 as compared to $65,000 for the period from April 19, 2000 (inception) through September 30, 2000. The Company received $35,000 and $65,000 from its parent company, M&A West, Inc.

ITEM 7. FINANCIAL STATEMENTS

The financial statements of the Company required by Regulation S-B are attached to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 9. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS


Directors and Executive Officers

         The following table sets forth the directors and officers of the Company and their respective ages and positions:


Name                        Age         Position

Patrick R. Greene           58    Secretary and Director

Kris Lafour                 23    President and Director

     Kris Lafour has served as our Director since February 2001. Since July 2001, Mr. Lafour has served as our president. Mr. Lafour works for us on a part-time basis for approximately 15 hours per week and devotes the rest of his time working for M&A West. Since January 2001, Mr. Lafour has served as the assistant to the Chief Executive Officer of M&A West. Prior thereto, from January 2000 through October 2000, Mr. Lafour served as manager of Internet Operations for Just2be.com, Inc. a n online marketplace of new age products
company.   From  January  2000,  Mr.  Lafour  served  as  a  web  developer  for
PinkMonkey.com, Inc. Prior thereto, from August 1996 through January 1999, Mr. Lafour served as document research manager for the law firm of Taylor & Norwood.

     Patrick R. Greene has served as our Secretary and Director since February 2001. Since January 2001, Mr. Greene has served as the Chief Executive Officer and Chairman of M&A West. In April 1997 Mr. Greene founded PinkMonkey.com, Inc., a digital publisher of educational study guides, and served as the Chief Executive Officer and Chairman of the Board until August 1999. Since August 1999, Mr. Greene has remained a director of PinkMonkey.com. In December 2000, Mr. Greene entered into a stipulation and consent order, whereby Mr. Greene neither admitted or denied any allegations regarding violations of the federal securities laws. Pursuant to the order, Mr. Greene is permanently restrained and enjoined from violating Section 10(b) of the Exchange Act and Commission Rule 10b-5 and Mr. Greene agreed to pay a civil penalty of $20,000. From January 1994 through March 1997, Mr. Greene served as a consultant to several large companies in South Asia and the Middle East. From 1969 through 1984, Mr. Greene served as a regional corporate finance manger for Cogan, Berlin, Weill and Levitt/Shearson Hammill. Prior thereto, Mr. Greene specialized in auditing and computer systems for Touche Ross, now Deloitte & Touche, LLP. Mr. Greene is a graduate of Texas A&M University and is a certified public accountant.

         Directors are elected annually and hold office until the next annual meeting of our stockholders and until their successors are elected and qualified. The Board has not established any committees. All executive officers are chosen by the board of directors and serve at the board's discretion. There are no family relationships among our officers and directors. We plan to reimburse directors for any expenses incurred in attending board of directors meetings.

ITEM 10. EXECUTIVE COMPENSATION

         The following table sets forth information with respect to our former chief executive officer from June 1, 2000 through the fiscal year ended September 30, 2000, and through June 30, 2001 for fiscal year 2001.

Summary Compensation Table

                                                                               Long-Term         All
Name & Principal                                             Other Annual     Compensation      other
  Position               Fiscal Year    Salary      Bonus    Compensation       Options      Compensation
-----------------        ------------   ------     --------  -------------    -------------  ------------
Kris Lafour                 2001             -         -               -           -                -

Steve Bauman,
Chief Executive
Officer and President       2001       $25,583(1)               $  2,315           -                -
                            2000       $13,333                   $14,110           -                -

-------------

     (1) Mr. Bauman received 250,000 shares of Digital Bridge, Inc. from us and M&A West, Inc. in connection with a settlement agreement and mutual release which we valued at $12,250.

Subsequent Employment Events

         On July 9, 2001, Steve Bauman resigned as our chief executive officer, president and as a director. On July 9, 2001, Kris Lafour was elected to serve as our president. Kris Lafour receives a salary of $2,500 per month which is paid by M&A West.

Employment Agreements

     In June 2000, Steve Bauman entered into an employment agreement with us which provided for a base salary of $40,000 per year. The employment agreement was for an unspecified term and Mr. Bauman terminated the agreement with us on July 9, 2001. In August 2001, the Company and M&A West entered into a settlement agreement and mutual release with Mr. Bauman, whereby M&A West transferred 250,000 shares of Digital Bridge, Inc. to Mr. Bauman.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of January 14, 2002, information regarding the beneficial ownership of shares of Common Stock by each person known by us to own five percent or more of the outstanding shares of Common Stock, by each of our Officers, by each of our Directors, and by our Officers and Directors as a group. On January 14, 2002 there were 18,282,644 shares issued and outstanding of record.



           Name & Address of                  Number of Shares    Percentage
           Owner

           M&A West, Inc.(1)                     11,725,449            64.1%

           Kris Lafour (1)                        1,250,000             6.8%

           Patrick Greene(1) (2)                 12,725,449            69.6%

           Steve Bauman(3)                          950,000             5.2%

           The Kelly Family Trust(4)                988,500             5.4%

           All Executive Officers and Directors
           as a group (2 persons)                13,975,449             76.4%

 *     Less than one percent.

(1) The business address is the same as the address of the Company's principal executive offices.

(2) Mr. Greene serves as the chief executive officer of M&A West which exercises voting control over Venturelist.

(3) Includes 500,000 shares held of record by Advanced Simulations, Inc., of which Mr. Bauman is a beneficial owner.

(4) First Security Bank may claim ownership over these shares. First Security Bank foreclosed on the shares of M&A West, Inc. which were owned by the Kelly Family Trust.

ITEM 12. CERTAIN PARTIES AND RELATED TRANSACTIONS

In June 2000, we issued Steve Bauman 1,050,000 shares of common stock in consideration for services rendered valued at $5,000.

In June 2000, we issued M&A West 13,950,000 shares of common stock in consideration for $10,000.

From June through September 2000, M&A West contributed an additional $55,000 and received no additional shares of our common stock.

From October through December 2000, M&A West contributed an additional $35,000 and received no additional shares of our common stock.

In August 2001, the Company, M&A West and Steve Bauman, our former president, entered into a settlement agreement and mutual release whereby M&A West transferred 250,000 shares of Digital Bridge, Inc. to Mr. Bauman in consideration for services provided to us.

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

In October 2001, M&A West executed a promissory note promising to pay Vanderkam & Sanders, its corporate counsel, for legal services rendered. M&A West also entered into a security agreement with Vanderkam & Sanders, whereby M&A West transferred its 11,725,449 shares of Venturelist as collateral for Vanderkam & Sanders' receipt of funds for legal services rendered.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Index to Exhibits


Exhibit No.                Identification of Exhibit


3.1(1)                     Amended and Restated Articles of Incorporation

3.2(1)                     By-Laws of Venturelist.com

4.1(1)                     Form of Specimen of common stock

10.1(1)                    Employment Agreement of Steve Bauman

10.2(2)                    Amended Agreement with ViewTrade Securities, Inc.

10.3(3)                    Promissory Note with Vanderkam & Sanders

10.4(3)                    Security Agreement with Vanderkam & Sanders

-------------------


(1) Filed as an Exhibit to the Company's registration statement on Form SB-2 (File No. 333-48544) and herein incorporated by reference.

(2) Filed as an Exhibit to the Company's registration statement on Form SB-2/A filed on July 30, 2001.

(3)  Filed herein.


Reports on Form 8-K

None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on it behalf by the undersigned, thereunto duly authorized.


                                                          VENTURELIST.COM, INC.


                                                     By: /s/ Kris Lafour
                                                        ------------------------
                                                          Kris Lafour
                                                          President

Dated January 14, 2002

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and or the duties indicated.

   Signature                       Title                            Date
  ------------                    -------                          ------

 /s/ Kris Lafour           President, Chief Executive Officer   January 14, 2002
-----------------------    and Director
Kris Lafour                (Principal Executive Officer)


/s/ Patrick Greene
-----------------------    Secretary and Director
Patrick Greene                                                  January 14, 2002

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Venturelist.com, Inc.

We have audited the accompanying balance sheet of Venturelist.com, Inc. as of September 30, 2001, and the related statements of operations, stockholders' equity, and cash flows for the period from April 19, 2000 (Inception) through September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Venturelist.com, Inc. as of September 30, 2001, and the results of its operations and its cash flows for the period from April 19, 2000 (Inception) through September 30, 2001, in conformity with accounting principles generally accepted in the United States.


/s/ Malone & Bailey, PLLC
Houston, Texas

January 10, 2002

                              VENTURELIST.COM, INC.
                                  BALANCE SHEET

                                                                   September 30,
                                                                       2001
                                                                   -------------
                                           ASSETS

Current assets
  Cash                                                                    $ 177
                                                                   -------------
    Total current assets                                                  $ 177
                                                                   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accrued expenses                                                     $ 47,653
                                                                   -------------
    Total current liabilities                                            47,653
                                                                   -------------

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value, 5,000,000 shares
  Authorized, no shares issued or outstanding                                 -
  Common stock, $.001 par value, 50,000,000 shares
  Authorized, 18,250,000 shares issued and outstanding                   18,250
Additional paid-in capital                                              102,250
Deficit accumulated during the development stage                       (167,976)
                                                                   -------------
  Total Stockholders' Equity                                            (47,476)
                                                                   -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 177
                                                                   =============





                See accompanying summary of accounting policies and notes to consolidated financial statements.

                              VENTURELIST.COM, INC.
                             STATEMENT OF OPERATIONS


                                                                        For the Period
                                                                         April 19, 2000
                                                                           (Inception)
                                       For the Period April 19, 2000    through September
                                     (Inception) through September 30,         30,
                                        2000 and for the Year ended
                                             September 30,2001
                                                                           -------------
                                         -------------    -------------
                                           2001             2000                  2001
                                         -------------    -------------    -------------

Service fee revenues                          $ 2,159            $ 927           $ 3,086

General and administrative:
  Consultants                                   6,045                -             6,045
  Payroll                                      13,333                -            13,333
  Other general and administrative             79,417           72,267           151,684
                                         -------------    -------------    --------------
                                                98,795           72,267           171,062
                                         -------------    -------------    --------------

                                         -------------    -------------    --------------
Net loss                                     $ (96,636)       $ (71,340)        $(167,976)
                                         =============    =============    ==============

Net loss per share:
  Basic and diluted                            $ (0.01)         $ (0.00)
                                         =============    =============

Weighted average shares outstanding:
  Basic and diluted                        15,427,397       15,000,000
                                         =============    =============




                 See accompanying summary of accounting policies
                       and notes to consolidated financial
                                   statements.

                              VENTURELIST.COM, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
    For the Period from April 19, 2000 (Inception) through September 30, 2001

                                                                                                Deficit accumulated
                                                                                                     during the
                                                                               Additional        development stage
                                                 Common stock               paid-in capital
                                      -----------------------------------  -------------------  ---------------------
                                           Shares             Amount
                                      ------------------  ---------------  -------------------  ---------------------
Issuance of common stock for cash
                                        13,950,000          $13,950              $51,050                   $  -
Issuance of common stock for services
                                         1,050,000            1,050                3,950                      -
Net loss                                         -                -                    -               (71,340)
                                      --------------  ---------------  -------------------  ---------------------

Balance, September 30, 2000
                                        15,000,000           15,000               55,000               (71,340)
Issuance of common stock for services
                                         3,250,000            3,250                    -                      -
Proceeds from investment by parent
                                                 -                -               35,000                      -
Securities issued by Parent for
settlement                                       -                -               12,250                      -
Net loss                                         -                -                    -               (96,636)
                                      --------------  ---------------  -------------------  ---------------------
Balance at September 30, 2001
                                        18,250,000         $ 18,250            $ 102,250             $(167,976)
                                      ==============  ===============  ===================  =====================




                 See accompanying summary of accounting policies
                       and notes to consolidated financial
                                   statements.

                              VENTURELIST.COM, INC.
                             STATEMENT OF CASH FLOWS

                                                                                                  For the Period
                                                                                                  April 19, 2000
                                                                                                   (Inception)
                                                              For the Period April 19, 2000     through September
                                                            (Inception) through September 30,          30,
                                                               2000 and for the Year ended
                                                                    September 30,2001
                                                                                               ---------------------
                                                           ----------------     ---------------
                                                                2001                 2000              2001
                                                           ----------------     --------------- -------------------

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                                      $(96,636)          $ (71,340)          $(167,976)
Adjustments to reconcile net loss to cash used in
operating activities:
  Common stock issued for services                              3,250               5,000               8,250
  Securities issued for settlement                             12,500                   -              12,500
Changes in current assets and liabilities:
  Accrued expenses                                             37,656                9,747              47,403
                                                                           ---------------    ----------------
                                                      ----------------     ---------------    ----------------
NET CASH USED IN OPERATING ACTIVITIES
                                                              (43,230)            (56,593)            (99,823)
                                                      ----------------     ---------------    ----------------
CASH FLOWS FROM FINANCING ACTIVITES:
Investment from Parent                                         35,000                   -              35,000
Issuance of common stock                                            -              65,000              65,000
                                                      ----------------     ---------------    ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                               35,000              65,000             100,000
                                                      ----------------     ---------------    ----------------
NET INCREASE (DECREASE) IN CASH                                 (8,230)             8,407                  177
Cash, beg. of period                                            8,407                   -                   -
                                                      ----------------     ---------------    ----------------
Cash, end of period                                             $ 177              $8,407               $ 177
                                                      ================     ===============    ================



                 See accompanying summary of accounting policies
                       and notes to consolidated financial
                                   statements.

                              VENTURELIST.COM, INC.
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of business. The Company was incorporated in Nevada on April 19, 2000, to provide consulting services to businesses and investors primarily in the United States. The Company is a subsidiary of M & A West, Inc ("MAWI"), a publicly-traded company. The Company's fiscal year-end is September 30. MAWI's fiscal year-end is May 31. Until May 18, 2001 the Company maintained a website where the Company provided an Internet portal for start-up businesses seeking to invest via the private equity market. The Company took down the web site until such time as changes can be implemented to our site that the Company believes would satisfy federal securities laws.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Accrued expense consists of payroll taxes payable and unbilled legal expenses.

Revenue recognition. Revenue from consulting is recognized when services are rendered.

Advertising costs are expensed as incurred.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 2 - COMMON STOCK

At inception, the company issued 100,000 shares of stock to its two founding shareholders, MAWI (93%) and the Company's president (7%), for consideration of $70,000. In October 2000, the Company effected a 150 for one stock split.

In August 2001, the Company issued 3,250,000 shares of common stock for services rendered.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company entered an employment contract with the President in June 2000. The contract term is unspecified and compensation is specified as $40,000 per year. The employment agreement did not specify a term. In August 2001, the Company entered into a settlement agreement with Mr. Bauman and M&A West, Inc. issued 250,000 common shares of Digital Bridge, Inc. for unpaid services. Mr. Bauman will retain his ownership of the Company.

The Company uses personnel and facilities of MAWI. The value of the services provided are negligible; accordingly, no expense is recorded.