Form 10QSB
period 2001-12-31
VENTURELIST COM INC
filed 2002-02-14
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

[ ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-48544


                              VENTURELIST.COM, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Nevada                                          94-3360099
------------------------------                 ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)


                   446 Mountain Oaks, Canyon Lake, Texas 78133
                  ---------------------------------------------
                    (Address of principal executive offices)

                                 (830) 905-5101
                           ---------------------------
                           (Issuer's telephone number)

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes:    No X

As of February 14, 2002 18,250,000 shares of Common Stock of the issuer were outstanding.

                              VENTURELIST.COM, INC.
                                   FORM 10-QSB

                                      INDEX

                                     PART I

Item 1.      Financial Statements

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

                                  PART II

Item 1.      Legal Proceedings

Item 5.      Other information

Item 6.      Exhibits and Reports on Form 8-K

             Signatures

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                              Venturelist.com, Inc.
                            CONDENSED BALANCE SHEETS


                                                                    December 31,       September 30,
                                                                        2001               2001
                                                                   -----------------------------------
                                                                     (Unaudited)

ASSETS

Current assets:
  Cash                                                                  $    159            $    177
                                                                   ----------------  -----------------
                                                                        $    159            $    177
                                                                   ================  =================

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                               $   69,653           $  47,653
                                                                   ----------------  -----------------
    Total current liabilities                                             69,653              47,653
                                                                   ----------------  -----------------

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                               -                   -
  Common stock, $.001 par value, 50,000,000 shares
    authorized:  18,250,000 shares issued and outstanding:                18,250              18,250
  Additional paid in capital                                             102,250             102,250
  Deficit accumulated during the development stage                       (189,994)         (167,976)
                                                                   ----------------  -----------------
    Total stockholders' equity (deficit)                                  (69,494)          (47,476)
                                                                   ----------------  -----------------
                                                                         $    159           $    177
                                                                   ================  =================


                   See accompanying notes to interim condensed
                       consolidated financial statements.


                              Venturelist.com, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Inception
                                             Three months ended              through December
                                              December 31,2001                      31,
                                              ----------------                      ---
                                          2001                2000                 2001
                                      ---------------    ----------------    ------------------


Service fee revenues                         $     -           $   1,482            $    3,086

General and administrative:
  Consultants                                      -               6,045                 6,045
  Payroll                                          -               6,667                13,333
  Other general and administrative            22,018              24,809               173,702
                                      ---------------    ----------------    ------------------
                                              22,018               37,521               193,080
                                      ---------------    ----------------    ------------------

                                      ---------------    ----------------    ------------------
Net loss                                   $  (22,018)         $  (36,039)          $  (189,994)
                                      ===============    ================    ==================

Net loss per share:
  Basic and diluted                           $ (0.00)            $ (0.00)
                                      ===============    ================

Weighted average shares outstanding:
  Basic and diluted                       18,250,000          15,000,000
                                      ===============    ================


                   See accompanying notes to interim condensed
                       consolidated financial statements.

                              Venturelist.com, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Inception
                                                                                          through December
                                                          Three Months Ended                    31,
                                                          ------------------                    ---
                                                       2001                2000                2001
                                                   --------------     ---------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                              $  (22,018)         $  (36,039)          $  (169,994)
Adjustments to reconcile net loss to cash used in
operating activities:
  Common stock issued for services                            -                   -                 8,250
  Securities issued for settlement                            -                   -                12,500
Changes in current assets and liabilities:
  Accounts payable and accrued expenses                  22,000                 (929)               49,403
                                                                     ---------------    ------------------
                                                   -------------     ---------------    ------------------
NET CASH USED IN OPERATING ACTIVITIES
                                                             (18)            (36,968)              (99,841)
                                                   -------------     ---------------    ------------------
CASH FLOWS FROM FINANCING ACTIVITES:
Investment from Parent                                        -                   -                35,000
Issuance of common stock                                      -              35,000                65,000
                                                   -------------     ---------------    ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                              -              35,000               100,000
                                                   -------------     ---------------    ------------------
NET INCREASE (DECREASE) IN CASH                             (18)             (1,968)                  159
Cash, beg. of period                                        177               8,407                     -
                                                   -------------     ---------------    ------------------
Cash, end of period                                    $    159            $  6,439               $   159
                                                   =============     ===============    ==================



                   See accompanying notes to interim condensed
                       consolidated financial statements.

                              Venturelist.com, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                December 31, 2001


Note 1:Presentation

The condensed balance sheet of the Company as of December 31, 2001, the related condensed statements of operations and cash flows for the three months ended December 31, 2001 and 2000 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three months ended December 31, 2001 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Venturelist.com, Inc.'s September 30, 2001 Form 10-KSB.

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

Venturelist.com, Inc. ("Venturelist", the "Company", "we", or "us") was incorporated as a Nevada corporation in April 2000, but have conducted limited business operations as we have had limited cash and assets. From inception until September 2001, we concentrated on the development of our web site. As of December 31, 2001, we have generated nominal revenues. There exists limited historic operations with respect to our operations.

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

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

We are a development stage company with a limited operating history. We were incorporated in April 2000, but have conducted limited business operations as we have had limited cash and assets. Since inception, we have concentrated on the development of our web site. As of December 31, 2001, we have generated nominal revenues. There exists limited historic operations with respect to our operations.

Selling, general and administrative expenses for the three months ended December 31, 2001 decreased by $15,503 to $22,018 from $37,521 for the corresponding period of the prior year. The decrease is attributable to the Company incurring start up costs in the prior period. Of the $22,018, approximately $19,100 was accrued for services provided by Patrick Greene, the company's secretary in the amount of $14,600, and Kris Lafour, the company's president in the amount of $4,500.

Liquidity and Capital Resources

At December 31, 2001 the Company had negative working capital of $69,494 including cash of $159. This compares with negative working capital of $2,379 including cash of $6,439 for the corresponding period of the prior year.

For the three months ended December 31, 2001 cash used in operations decreased to $18 from cash used in operations of $36,968 for the corresponding period of the prior year.

Net cash provided by financing activities was $0 from $35,000. The Company received $35,000 from its parent company M&A West, Inc for the three months ended December 31, 2000.

OTHER INFORMATION

Item 5. Other Information

The company was approved for trading under the stock symbol VTRL on February 12, 2002.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         10.1 Agreement with Vanderkam & Sanders

         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    VENTURELIST.COM, INC.


Date: February 14, 2001                            By:/s/ Kris LaFour
                                                      --------------------------
                                                        Kris LaFour
                                                        President