Form 10QSB
period 2002-03-31
VENTURELIST COM INC
filed 2002-05-15
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

[  ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-48544


                              VENTURELIST.COM, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                          94-3360099
------------------------------                  --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation  or  organization)


                   446 Mountain Oaks, Canyon Lake, Texas 78133
                  ----------------------------------------------
                    (Address of principal executive offices)

                                 (830) 905-5101
                           (Issuer's telephone number)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                               Yes :    No 9

As of May 15, 2002 18,450,000 shares of Common Stock of the issuer were outstanding.

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

        Signatures

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements
                              Venturelist.com, Inc.
                            CONDENSED BALANCE SHEETS

                                                             March 31,        September 30,
                                                               2002               2001
                                                           ----------------------------------
                                                            (Unaudited)

ASSETS

Current assets:
  Cash                                                         $    159            $    177
                                                           ---------------  -----------------
                                                               $    159            $    177
                                                           ===============  =================

   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                       $  92,057           $  47,653
                                                           ---------------  -----------------
    Total current liabilities                                    92,057              47,653
                                                           ---------------  -----------------

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                      -                   -
  Common stock, $.001 par value, 50,000,000 shares
    authorized:  18,450,000 shares issued and outstanding:       18,450              18,250
  Additional paid in capital                                    104,050             102,250
  Deficit accumulated during the development stage             (214,398)           (167,976)
                                                           ---------------  -----------------
    Total stockholders' equity (deficit)                        (91,898)            (47,476)
                                                           ---------------  -----------------
                                                               $    159           $     177
                                                           ===============  =================


            See accompanying notes to interim condensed consolidated
                             financial statements.

                              Venturelist.com, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                       Inception
                                     Three months ended                  Six months ended            through March
                                          March 31,                          March 31,                     31,
                                         ---------                          ----------               ---------------
                                   2002              2001             2002              2001              2001
                               --------------    -------------    --------------    -------------    ---------------

Service fee revenues                 $     -          $   355           $     -          $ 1,837           $  3,086

General and administrative:
  Consultants                              -                -                 -            6,045              6,045
  Payroll                                  -            6,666                 -           13,333             13,333
  Other general and
administrative                        26,404            1,439            48,422           26,248            198,106
                               --------------    -------------    --------------    -------------    ---------------
                                      26,404            8,105            48,422            45,626            217,484
                               --------------    -------------    --------------    -------------    ---------------

                               --------------    -------------    --------------    -------------    ---------------
Net loss                            $ (26,404)       $  (7,750)        $ (48,422)       $ (43,789)         $(214,398)
                               ==============    =============    ==============    =============    ===============

Net loss per share:
  Basic and diluted                   $ (0.00)         $ (0.00)          $ (0.00)         $ (0.00)
                               ==============    =============    ==============    =============

Weighted average shares
outstanding:
  Basic and diluted               18,350,000       15,000,000        18,350,000       15,000,000
                               ==============    =============    ==============    =============




            See accompanying notes to interim condensed consolidated
                             financial statements.

                              Venturelist.com, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                              Inception
                                                                                          through March 31,
                                                            Six Months Ended
                                                        2002                2001                2001
                                                   ---------------     ---------------    ------------------

CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                               $   (48,422)       $  (43,789)       $  (212,398)
Adjustments to reconcile net loss to cash used in
operating activities:
  Common stock issued for services                           2,000                 -             10,250
  Securities issued for settlement                               -                 -             12,500
Changes in current assets and liabilities:
  Accounts payable and accrued expenses                     46,440               601             91,807
                                                   ---------------     ---------------    ---------------
NET CASH USED IN OPERATING ACTIVITIES
                                                               (18)          (43,188)           (99,841)
                                                   ---------------     ---------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITES:
Investment from Parent                                          -                  -             35,000
Issuance of common stock                                        -             35,000             65,000
                                                   ---------------     ---------------    ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                -             35,000            100,000
                                                   ---------------     ---------------    ---------------
NET INCREASE (DECREASE) IN CASH                               (18)            (8,188)               159
Cash, beg. of period                                          177              8,407                  -
                                                   ---------------     ---------------    ---------------
Cash, end of period                                      $    159           $    219            $   159
                                                   ===============     ===============    ===============

            See accompanying notes to interim condensed consolidated
                             financial statements.

                              Venturelist.com, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 March 31, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of March 31, 2002, the related condensed statements of operations and cash flows for the three and six months ended March 31, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and six months ended March 31, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Venturelist.com, Inc.'s September 30, 2001 Form 10-KSB.

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

Venturelist.com provided an Internet portal for start-up businesses seeking investment capital and accredited investors seeking to invest via the private equity market. Our goal was to become an online portal successfully serving both the entrepreneur and investor in private equity transactions ranging from $100,000 to $5 million. Our strategy included the development of a Venture Exchange that would provide a virtual marketplace for entrepreneurs seeking capital from investors seeking investment opportunities.

Until May 18, 2001, we maintained a website at www.venturelist.com. On May 18, 2001, we took our web site down until such time as changes could be implemented to our site that we believed would satisfy federal securities laws. We currently have no operations and we are seeking a merger partner. Venturelist was incorporated as a Nevada corporation in April 2000. Our principal executive offices are located at 1519 Edgewood, Liberty, Texas 77575 and our telephone number is (936) 336-6700. All references to we, our or us refer to Venturelist.com, Inc., a Nevada corporation.

THREE AND SIX MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE AND SIX MONTHS ENDED MARCH 31, 2001

We are a development stage company with a limited operating history. We were incorporated in April 2000, but have conducted limited business operations as we have had limited cash and assets. Since inception, we have concentrated on the development of our web site. As of March 31, 2002, we have generated nominal revenues. There exists limited historic operations with respect to our operations.

Selling, general and administrative expenses for the three months ended March 31, 2002 increased by $18,299 to $26,404 from $8,105 for the corresponding period of the prior year. The increase is attributable to the Company paying for services and professional fees.

Selling, general and administrative expenses for the six months ended March 31, 2002 increased by $2,796 to $48,422 from $45,626 for the corresponding period of the prior year. The change is attributable to the Company paying for services and professional fees in 2002 and incurring start up costs in the prior period.

Liquidity and Capital Resources

At March 31, 2002 the Company had negative working capital of $91,898 including cash of $159. This compares with negative working capital of $1,340 including cash of $8,407 for the corresponding period of the prior year.

For the six months ended March 31, 2002 cash used in operations decreased to $18 from cash used in operations of $43,188 for the corresponding period of the prior year.

Net cash provided by financing activities was $0 from $35,000. The Company received $35,000 from its parent company M&A West, Inc. during the six months ended March 31, 2001.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)  Exhibits
         None.

         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        VENTURELIST.COM, INC.


Date: May 15, 2002                                     By: /s/ Kris LaFour
                                                           ------------------
                                                            Kris LaFour
                                                            President