Form 10QSB
period 2002-06-30
VENTURELIST COM INC
filed 2002-08-14
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

[    ]TRANSITION REPORT UNDER SECTION 13 OF 15(d) OF THE EXCHANGE ACT OF 1934

          From the transition period from ___________ to ____________.

                        Commission File Number 333-48544


                              VENTURELIST.COM, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Nevada                                         94-3360099
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)


                   446 Mountain Oaks, Canyon Lake, Texas 78133
                   -------------------------------------------
                    (Address of principal executive offices)

                                 (830) 905-5101
                            -------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

                                   Yes : No X

As of August 14, 2002, 184,500 shares of Common Stock of the issuer were outstanding.

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

         Signatures

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                              Venturelist.com, Inc.
                            CONDENSED BALANCE SHEETS


                                                           June 30,         September 30,
                                                             2002               2001
                                                        -------------       -------------
                                                          (Unaudited)

ASSETS

Current assets:
  Cash                                                       $    159            $    177
                                                        ----------------  -----------------
                                                             $    159            $    177
                                                        ================  =================
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Accounts payable and accrued expenses                     $  96,057           $  47,653
                                                        ----------------  -----------------
    Total current liabilities                                  96,057              47,653
                                                        ----------------  -----------------

Stockholders' equity:
  Preferred stock, $.01 par value, 5,000,000 shares
    authorized, no shares issued and outstanding                    -                   -
  Common stock, $.001 par value, 50,000,000 shares
    authorized:  184,500 shares issued and outstanding:           185                 183
  Additional paid in capital                                  123,315             120,317
  Deficit accumulated during the development stage           (218,398)           (167,976)
                                                        ----------------  -----------------
    Total stockholders' equity (deficit)                      (95,898)            (47,476)
                                                        ----------------  -----------------
                                                             $    159            $    177
                                                        ================  =================


                   See accompanying notes to interim condensed
                       consolidated financial statements.

                              Venturelist.com, Inc.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Inception
                                     Three months ended                 Nine months ended          through
                                          June 30,                          June 30,              June 30,
                                          --------                          ---------            -----------
                                   2002           2001             2002              2001           2001
                               ------------  -------------    --------------    -------------    -----------


Service fee revenues             $     -        $   322           $     -          $ 2,159        $  3,086

General and
  administrative:
  Consultants                          -              -                 -            6,045           6,045
  Payroll                              -              -                 -           13,333          13,333
  Other general and
    administrative                 4,000            363            52,422           26,612         202,106
                            -------------    -----------    --------------    -------------    ------------
                                   4,000            363            52,422            45,990         221,484
                            -------------    -----------    --------------    -------------    ------------

                            -------------    -----------    --------------    -------------    ------------
Net loss                         $ (4,000)      $    (41)       $ (52,422)       $ (43,831)      $(218,398)
                            =============    ===========    ==============    =============    ============

Net loss per share:
  Basic and diluted               $ (0.02)       $ (0.00)         $ (0.29)         $ (0.29)
                            =============    ===========    ==============    =============

Weighted average shares
outstanding:
  Basic and diluted              184,500        150,000          183,500          150,000
                            =============    ===========    ==============    =============


                   See accompanying notes to interim condensed
                       consolidated financial statements.

                              Venturelist.com, Inc.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             Inception through
                                                              Nine Months Ended                  June 30,
                                                                   June 30,
                                                           2002                2001                2002
                                                        -------------     ---------------    -----------------


CASH FLOWS FROM OPERATING ACTIVITES:
Net loss                                               $   (52,422)         $  (43,831)        $  (218,398)
Adjustments to reconcile net loss to cash used in
operating activities:
  Common stock issued for services                           2,000                   -              10,250
  Securities issued for settlement                               -                   -              12,500
Changes in current assets and liabilities:
  Accounts payable and accrued expenses                     50,440                  601              95,807
                                                       ------------          ------------       ------------
NET CASH USED IN OPERATING ACTIVITIES
                                                               (18)             (43,320)            (99,841)
                                                       ------------          ------------       ------------
CASH FLOWS FROM FINANCING ACTIVITES:
Investment from Parent                                          -                     -              35,000
Issuance of common stock                                        -                35,000              65,000
                                                       ------------          ------------       ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                                -                35,000             100,000
                                                       -----------           ------------       ------------
NET INCREASE (DECREASE) IN CASH                               (18)               (8,230)                159
Cash, beg. of period                                          177                 8,407                   -
                                                       ------------          ------------       ------------
Cash, end of period                                      $    159              $    177             $   159
                                                       ============          ============       ============



                   See accompanying notes to interim condensed
                       consolidated financial statements.

                              Venturelist.com, Inc.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                  June 30, 2002


Note 1:Presentation

The condensed balance sheet of the Company as of June 30, 2002, the related condensed statements of operations and cash flows for the three and nine months ended June 30, 2002 and 2001 included in the condensed financial statements have been prepared by the Company without audit. In the opinion of management, the accompanying condensed financial statements include all adjustments (consisting of normal, recurring adjustments) necessary to summarize fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended June 30, 2002 are not necessarily indicative of the results of operations for the full year or any other interim period. The information included in this Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and Financial Statements and notes thereto included in the Venturelist.com, Inc.'s September 30, 2001 Form 10-KSB.

Note 2: Reverse Stock Split

On May 10, 2002, the Board of Directors authorized a 1:100 reverse stock split of the Company's common stock. The financial statements as of June 30, 2002 have been retroactively adjusted to reflect the effect of this change. At June 30, 2002, 184,500 shares were issued and outstanding.

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

THREE AND NINE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE AND NINE MONTHS ENDED JUNE 30, 2001

We are a development stage company with a limited operating history. We were incorporated in April 2000, but have conducted limited business operations as we have had limited cash and assets. Since inception, we have concentrated on the development of our web site. As of June 30, 2002, we have generated nominal revenues. There exists limited historic operations with respect to our operations.

Selling, general and administrative expenses for the three months ended June 30, 2002 increased by $3,637 to $4,000 from $363 for the corresponding period of the prior year. The increase is attributable to the Company paying for services and professional fees.

Selling, general and administrative expenses for the nine months ended June 30, 2002 increased by $6,432 to $52,422 from $45,990 for the corresponding period of the prior year. The change is attributable to the Company paying for services and professional fees in 2002 and incurring start up costs in the prior period.

Liquidity and Capital Resources

At June 30, 2002 the Company had negative working capital of $95,898 including cash of $159. This compares with negative working capital of $47,476 including cash of $177 for the year ended September 30, 2001.

For the nine months ended June 30, 2002 cash used in operations decreased to $18 from cash used in operations of $43,320 for the corresponding period of the prior year.

Net cash provided by financing activities was $0 from $35,000. The Company received $35,000 from its parent company M&A West, Inc during the nine months ended June 30, 2001.

OTHER INFORMATION

Kris Lafour, our former president, resigned from the Company on May 15, 2002. Pat Greene is our only officer and director.

PART II - OTHER INFORMATION

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

         3.3  Certificate of Amendment to Articles of Incorporation

         99.1 Certification of Financial Statements

         b) Reports on Form 8-K

         There were no reports on Form 8-K filed during the quarter for which this report is filed.


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 VENTURELIST.COM, INC.


Date: August 14, 2002                           By: /s/ Pat Greene
                                                    --------------
                                                    Pat Greene
                                                    Principal Executive Officer