Form 10KSB
period 2002-09-30
HARTVILLE GROUP  INC
filed 2003-01-13
CIK 1126960

                                  UNITED STATES
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                 ---------------

                                   FORM  10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
     ----------------------------------------------------------------------
     ACT OF 1934 (Fee Required)
     --------------------------

FOR THE FISCAL YEAR ENDED September 30,2002    COMMISSION FILE NUMBER: 333-82786
-------------------------------------------    ----------------------- ---------

                               HARTVILLE GROUP, INC.
                     (Small Business Issuer in its Charter)
                     --------------------------------------
           NEVADA                                              94-3360099
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation  or  organization)                            Identification No.)
-------------------------------

7551 NORTH MAIN STREET NORTH CANTON OHIO                         44720
----------------------------------------                         -----
(Address of principal executive offices)                      (Zip Code)

         Issuer's  Telephone  Number:                         (330)  305-1352
         --------------------------                            --------------

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
  (Title of each class)              (Name of each exchange on which registered)
         NONE                                         N/A

         Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
                              (Title  of  each  class)
                          COMMON STOCK, PAR VALUE $.0001
                          ------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES(x)     NO(  )

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
(X)

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,284,260

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 1,011,244 shares held by non-affiliates and the closing price of $.90 per share for Common Stock in the over-the-counter market as of January 13, 2003): $910,120

Number of shares of the issuer's common stock, par value $.001, outstanding as of January 13, 2003 : 3,011,244 shares.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  none

Transitional  Small  Business  Disclosure  Format              YES ( )    NO (X)
--------------------------------------------------------------------------------


                              HARTVILLE GROUP, INC.
                                   Form  10-KSB

                                Table  of  Contents


PART I . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
   Item 1.  DESCRIPTION OF  BUSINESS . . . . . . . . . . . . . . . . . . . .  3
   Item 2.  DESCRIPTION OF  PROPERTY . . . . . . . . . . . . . . . . . . . .  5
   Item 3.  LEGAL  PROCEEDINGS. . . . . . . . . . . . . . . . . . . . .. . .  5
   Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS. . . . . . . .  5
PART II. . .. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . ..  6
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS. . . .  6
   Item 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION
            AND  RESULTS  OF  OPERATIONS. . . . . . . . . . . . . . . . . . . 6
   Item 7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA. . . . . . . . .  7
   Item 8.  CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND  FINANCIAL  DISCLOSURE. . . . . . . . . . . . . . . . . . . . 7
PART III. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 8
   Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.8
   Item 10. EXECUTIVE  COMPENSATION. . . . . . . . . . . . . . . . . . . . . .9
   Item 11. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. .9
   Item 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS. . . . .  . . 10
   Item 13. EXHIBITS  AND  REPORTS  ON  FORM  8-K. . . . . . . . . . . . . . 10
   Item 14. EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES . . . . . .12
SIGNATURES. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

                                     PART I

Item  1.  DESCRIPTION OF BUSINESS
          -----------------------

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A "SAFE HARBOR" FOR FORWARD-LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY HARTVILLE GROUP, INC.) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO CONSUMMATION OF A TRANSACTION,ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OF CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND
ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF HARTVILLE GROUP, INC. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY'S SERVICES, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKET PLACE, AVAILABILITY OF SUPPLIES, INSURANCE REGULATIONS AND THE STATE OF THE ECONOMY.

The  Company.
-------------

Hartville Group, Inc. ("the Company") is a holding company formed in the State of Nevada whose wholly-owned subsidiaries include Hartville Insurance Company, Ltd ("Hartville") and Petsmarketing Insurance.com Agency, Inc. ("Agency"). Hartville is a reinsurance company that is registered in the Cayman Islands, British West Indies. Hartville was formed to reinsure pet health insurance that is currently being marketed by the Agency.

The Agency is primarily a marketing/administration company concentrating on the sale of its proprietary health insurance plans for domestic pets. Its business plan calls for introducing its product effectively and efficiently through a variety of distribution systems. The company presently accepts applications, underwrites and issues policies electronically. Petsmarketing, through its proprietary policy fulfillment system - PUPPS- has the capability to provide online quotes, generate specific applications, approve applications, issue policies, and monitor claim trends on a proactive basis. This capability enables the company to effectively manage and control losses. Also, having the ability to recognize loss trends early enables the company to amend underwriting guidelines quickly, thereby controlling and delivering appropriate underwriting margins.

Hartville takes a quota share participation on the pet health insurance originated by the Agency. The product, known as the Petshealth Care Plan works like most major medical plans for people. The plan pays eighty (80) percent of all veterinary costs and medications received for any covered illness or injury (accident) following the annual deductible of $100 per pet. Selected plans provide coverage for routine vaccinations, heartworm testing and flea preventive medications, dental cleanings, and all plans cover the cost to spay or neuter a pet. Pet owners are free to use any veterinarian in the United States and all plans provide a thirty-day risk free trial. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund (flat cancellation).

There are three plans offered, Basic, Value, and Choice, and they have the following per incident and policy limits, respectively:

Basic          $1,500/$8,000
Value          $3,500/$11,000
Choice         $5,000/$13,000

The  current  offering  (policy)  is  restricted  to  only  dogs  and  cats.

Hartville Group, Inc. has written premium on in-force policies of $3,783,323 for the nine months ended September 30, 2002 and projects $6,000,000 for the year ended December 31, 2002 and $17,000,000 by 2005. Loss (claims) ratio for the program from 1998 to 2000 on a pure basis was 58%. The pure loss ratio for the first nine months of 2002 has been 45%. The loss ratio for these periods with loss allowance expense (LAE) was 65% for 1998 to 2000 and 51% for 2002. The improvement in losses is attributable to refinements in underwriting, claims, and rate increase, which was implemented in early 2002.


The casualty Actuarial Services Division of Aon Risk Consultants conducted an actuarial study of the overall experience of the Petshealth Care Plans from their inception in January 1998 through April 2002. It also reviewed the overall rate adequacy of the new rates being used currently by the insurance company. The aggregate pure loss ratio was 55.7% and was relatively stable month to month with some upward trending over time. The new rates reflect an overall 21% rate increase and are projected to achieve a 55% loss ratio in the 2002 period. This leaves 40% to cover acquisition administration and profit.

The Agency is licensed in 47 states and has filed applications with another 3 states with the objective to receive authorization to act as insurance agency in all 50 states of the United States.

Pet health insurance coverage has been successfully marketed in Europe for many years. The Company plans to follow the proven practices of the European market. The management has carefully researched the available market and has concluded that there is a significant demand in the U.S. for companion pet health insurance.

Studies by the American Veterinary Medical Association (AVMA), veterinary colleges, and market researchers have concluded there is a demand among pet owners and veterinarians for affordable, comprehensive pet health insurance. Articles in veterinary journals and consumer publications reinforce this demand and the high intrinsic value pet owners place on protecting their human-to-companion pet bonding.

The U.S. has the largest population of companion animals in the world. Pets occupy an important place in more than 60% of all U.S. households. There are more than 112 million dogs and cats in the U.S. As a market, owners of companion pets include over 58 million (6 out of 10 households), and their numbers are growing. Each year consumers in this market spend more than $10.1 billion for the care of their pets.

Increasingly, companion animals are considered by their owners as "members of the family". The American Animal Hospital Association (AAHA) reports that 81 percent of pet owners think of their pets as family members or even "children". With growing frequency, young professionals, childless couples, "empty nesters", and senior citizens report that they depend on their pets for companionship and emotional bonding.

A study conducted by the University of Nevada in 1995, entitled An Analysis of Pet Health Care Insurance concluded, "over half of U.S. pet owning households were willing to purchase health insurance for their pets." The Wall Street Journal reported in early 1996 that hundreds of thousands of pet owners willingly pay "insurance premiums to ensure that their animals get first-rate health care coverage."

Most HMO or "discount" plans are normally restricted to a limited number of local veterinary practices. Pet owners must patronize only those practices. The HMO-type plan is not portable to other veterinary practices or other parts of the U.S. when the owner is transferred or traveling, or if the owner has different veterinarian specialist needs for one of their pets. The number of participating veterinarians is relatively small. They are located primarily in the affluent suburbs. Such limited and local geographic plans emerged because of an absence of insurance alternatives. Pet owners continue to voice a strong demand for comprehensive veterinary health insurance coverage and the freedom to choose their own veterinarians, not unlike their own human health care needs.

History
-------

     Hartville Group, Inc. was incorporated in the State of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio on March 31, 2000, which sells sickness and accident policies for domestic household pets, and for Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer's License under the law of the Cayman Islands. On September 9, 2002, Hartville Group, Inc. changed its name to Hartville Equestrian, Inc. The registrant, formerly Venturelist.com, Inc., changed its name to Hartville Group, Inc. on September 9, 2002. On September 12, 2002, Hartville Group, Inc., formerly Venturelist.com, Inc., acquired 100% of the issued and outstanding shares of Hartville Equestrian, Inc., formerly Hartville Group, Inc. in exchange for 2,251,000 post forward split shares of the registrant's common stock.

     On February 1, 2002, Petsmarketing, Inc. transferred its entire interest in Petsmarketing Insurance.Com Agency, Inc. to Hartville Group, Inc. in exchange for 1,500,000 shares of Hartville Group. Also at the same time Petsmarketing, Inc. transferred its entire interest in Hartville Insurance Company, LTD (A Cayman Island Corporation) to Hartville Group Inc. in exchange for 500,000 shares of Hartville Group. When the transfer was complete Petsmarketing, Inc. owned 2,000,000 of the 2,001,000 shares outstanding of Hartville Group, Inc., thereby making Hartville Group, Inc. a subsidiary of Petsmarketing, Inc. On or about April 1, 2001, Hartville Group, Inc. loaned $48,107.83 to PetsMarketing,
Inc., which changed its name to PS Management Holdings, Inc. on May 15, 2002. On September 6, 2002, by mutual agreement between Hartville Group, Inc. and PS Management Holdings, Inc., on September 6, 2002, PS Management Holdings, Inc. returned 1,750,000 shares of Hartville Group to Hartville Group for cancellation as payment of the debt. On September 5, 2002, Whiskers, Inc. acquired 2,000,000 shares of Hartville Group, Inc. from Hartville Group, Inc. in consideration for $50,000.

The reverse merger transaction with Venturelist.com, Inc. gives the company a listing on the NASD-OTC Bulletin Board. The company's common stock trades under the stock symbol "HTVL".

Government  Regulation  and  Licenses
-------------------------------------

Most aspects of Hartville Group's operations are regulated by government agencies. Each state of the United States of America regulates the conduct of Insurance business within its borders. This is done by the Department of Insurance, a subdivision of the State Government. The Department sets forth the policies of insurance that may be sold in the state and licenses all person that sell policies. Hartville Group's 100% owned subsidiary Petsmarketing Insurance.Com agency is licensed by 47 State Departments of Insurance.

Hartville Group's 100% owned subsidiary Hartville Insurance Company, Ltd is licensed as a reinsurance company by the government--Monetary Authority--of the Cayman Islands, British West Indies. The government regulates the kind of policies the company may reinsure, who may manage the company, the way the finances of the company are maintained, and the way the resources of the company may be invested. The company contracts with Caledonian Insurance Services Limited, a division of Caledonian Bank, to provide insurance management services for Hartville Insurance Company, Ltd.


The  Competition
----------------

Hartville Group, Inc.'s major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has by far the largest position with an estimated 78% of the insurance market in the United States with a premium revenue of approximately $34.4 million and 172,000 policies. In comparison, Petsmarketing has developed $3.7mm of written premium in the last 36 months and has 15,562 active policies. VPI is 65% owned by Scottsdale Insurance Company, which in turn is a wholly owned subsidiary of Nationwide Mutual Insurance Company. Pet Care Insurance is underwritten by Lincoln National Insurance Company. Other competitors include Companion Care and Blue Paw, both newly in business.

Item  2.Description  Of  Property
---------------------------------

The company currently leases 2,500 square feet of office space at 7551 N. Main St North Carton, Ohio. The space is leased for five years at a rate of $2,383 per month The property is in good condition and sufficient to meet the needs of the company at this time. The company does not plan to obtain additional space in the foreseeable future; however, if the company is successful in raising additional funds the resulting growth could require the company to acquire additional space.

Item  3.  Legal  Proceedings
----------------------------

     None

Item  4.  Submission  Of  Matters  To  Vote  Of  Security  Holders

     No matters were submitted to a vote of security holders during the quarter ended September 30, 2002.




                                     Part II
                                     -------

Item  5  Market  for  Common  Equity  and  Related  Stockholder  Matters.

     The company's Common Stock traded under the stock symbol VTLT until September 17, 2002 on the NASDAQ'S OTC Bulletin Board until it began trading under the symbol HTVL. The high and low closing bid information for the Company's Common Stock during the year ended September 30,2002 is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker.



     Year  ended  September  30,2002

          Quarter  ended        March  31,2002. . . . . . .   02     .02
          Quarter  ended         June  30,2002. . . .. . ..   02     .02
          Quarter  ended         Sept  30,2002. . . . . . . 1.85    1.75


     The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions, The stock is thinly traded and transactions in the stock are sporadic and infrequent.

     As of September 30,2002, there were approximately 60 shareholders of record of the company's common stock and no holders of the company's preferred stock.

     The company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements,  and  financial  condition  and other such factors as the Board of
Director may consider. The company affected a 100 to 1 reverse split on May 16,2002

     The company affected a 4:1 forward stock split on September 11,2002. As a result of the acquisition of Hartville Equestrian and the change of focus of the Registrant's business, the Registrant changed it name from Venturelist.com, Inc. to Hartville Group, Inc. and changed its trading symbol to HTVL.

     On September 12,2002 the Registrant acquired 100% of the issued and outstanding shares of Hartville Equestrian in exchange for 2,251,000 post forward split shares of the Registrant's common stock. Following the Exchange, there are 3,011,244 shares of the Registrant's common stock outstanding.

The company's common stock is considered a "penny stock" as defined in certain rules (the "Rules") under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the company meets) is considered a penny stock. The SEC's rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the company's shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer's account. As a result of the penny stock rules the market liquidity for the company's securities may be severely adversely effected by limiting the ability of broker-dealers to sell the company's securities and the ability of purchasers of the securities to resell them.

Item 6 Management's Discussion and Analysis Of Financial Condition and Results of Operations.

     THE  FOLLOWING  DISCUSSION  OF  THE  FINANCIAL  CONDITION  AND  RESULTS  OF
OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

     THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, THE COMPANY'S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTIORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

General:
--------

     The company currently generates revenue from two sources. First Petsmarketing Insurance.Com Agency (Agency) receives 30% of the premiums on policies written as a commission.

Second Hartville Insurance Company earns underwriting profit on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Insurance Company. The premiums received by the company less claims paid equals under writing profit. The business risk ceded--assumed--by the company has historically been approximately 20% of premiums written.

     The company maintains a staff of 15 personnel. The staff reviews all policy applications and issues policies; The staff reviews all claims and issues payment of claims when appropriate. The company usually pays all proper claims in 30 days or less. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.

Results  of  Operations
-----------------------

     Premiums written for the 9-month period ending September 30, 2002 were $3,783,323. This resulted in gross revenue of $1,284,260, as compared to the twelve months ended December 31, 2001 which had a premium written of $2,750,000 resulting in gross revenue of $1,237,248.

     Operating expenses were $1,248,477 for the year ended December 31, 2001 compared to operating expenses of $1,386,512 for the nine months ended September 30, 2002. The increase in operating expenses is principally due to the increase in ceded costs.

     Operating loss decreased from 11,229 for the year ended December 31, 2001 to 102,252 for the nine months ended September 30, 2002.

     The net loss for the nine months ended September 30, 2002 was $62,731 or ..$03 per share. This compares to a net loss of $10,508 or $.01 per share for the year ended December 31, 2001. The company had been on a calendar year reporting basis; however, following the stock exchange with Venturelist.com, Inc., the company's reporting period changed to a fiscal year ending September. The company will be changing back to a calendar year basis for insurance purposes, thus filing another 10-KSB for the period ending December 31, 2002.

     The  company  had an accumulated deficit of $507,255 at September 30, 2002.

Liquidity  And  Capital  Resources
----------------------------------

     As of September 30, 2002, the company had cash of $768,901, current assets of $1,018,932 and working capital of $525,044. The company has been experiencing losses since inception. The losses have been getting smaller each year. Management projects that the 12 month period ending December 31, 2002 will show a profit.

     The change to profitable operations is largely attributed to the steady increase in the volume of premiums written. Management expects this trend to continue.

     The company has accounts receivable of $50,000 from Whiskers, Inc. in connection with its purchase of stock from the company.

     The company is taking steps to raise equity capital. There can be no assurance that any new capital would be available to the company or that adequate funds for the company's operations, whether from the Company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the company. The company has no commitments from officers, directors or affiliates to provide funding. The failure of the company to obtain adequate additional financing may require the company to delay, curtail or scale back some or all of its sales and marketing efforts. Any additional financing may involve dilution to the company's then-existing shareholders.

Without additional capital funding, the company believes it can sustain operations as it expects to operate profitably beginning in the quarter ended December 31, 2002.



Item  7  Financial  Statements  And  Supplementary  Date
--------------------------------------------------------

The financial statements and supplementary data of the company are attached hereto.

Item 8 Changes in and Disagreements With Accountants On Accounting And Financial
--------------------------------------------------------------------------------
Disclosure.
-----------


     On September 17, 2002, the client-auditor relationship between Hartville Group, Inc., formerly Venturelist.com, Inc. (the "Company") and Malone & Bailey, PLLC ("Malone") ceased as Malone was dismissed as the Company's auditor.

     To the knowledge of the Company's current Board of Directors, Malone's report of the financial statements of the Registrant for the period from April 2000 (incorporation) through June 2002 and any related interim period did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     During the audit of the Company's financial statements for the period from inception (April 2000) through September 30, 2001 and any subsequent interim period through the date of dismissal, Malone did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

     The financial statements reported on by Malone were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and the interim periods through June 30, 2002;

The decision to change accountants was approved by the Registrant's Board of Directors; and

There were no disagreements related to accounting principles or practices auditing scope or procedure during the past two fiscal years and the interim period through June 30, 2002.

     On September 17, 2002, the Registrant engaged Terrance L. Kelley, Certified Public Accountant as its independent accountant for the fiscal year ended September 30, 2002. During the most recent fiscal year and any subsequent interim period prior to engaging Terrance L. Kelley, the Company did not consult with Terrance L. Kelley regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Terrance L. Kelley has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addresssed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Terrance L. Kelley did not furnish a letter to the Commission.

     The Company has requested that Malone review the disclosure and Malone has been given an opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter was filed as an exhibit to that Report.


                                    PART III
Item 9 Directors, Executive Officers, Promoters and Control Persons of the Registrant Compliance with Section 16 (A) of the Exchange.

The  company  currently  has  the  following  directors  and  officers:

Name                         Age              Position  with  the  Company

W.  Russell  Smith  III      39               Director  and  President

Robert  L.  Cashman          70               Director  and  Secretary

Dr.  Tom  Neuzil             57               Director

W.  Russell  Smith  III  -  President,  Director
------------------------------------------------

W. Russell Smith, has served as the company's President and Director since its incorporation. Since April 2000, Mr. Smith has served as the President of Pets Marketing Insurance.com Agency. From June 1995 through April 2000, Mr. Smith served as the President of Pets Health Insurance Agency, Inc. Mr. Smith is a licensed insurance broker is an experienced bank executive with over thirteen years in the consumer financial services industry. Mr. Smith developed the concept of insuring household pets (dogs and cats) and has been active in the pet insurance business for the last eight years. Mr. Smith will be active in all aspects of the operation of the business. He is experienced in directing the policy enrollment, insurance administration, insurance claims management and database information systems. Additionally, Mr. Smith maintains the necessary insurance licenses as Managing Agent, TPA for the company. Mr. Smith is an experienced financial executive with over 13-years in the financial services industry and is a Summa Cum Laude graduate from Florida Metropolitan University with an MBA in business/accountancy. He also holds a BA in Business/Finance from Eckerd College.

Robert  L.  Cashman  -  Secretary,  Director
--------------------------------------------

Mr. Cashman has served as our Secretary and Director since our inception. Since June 1990, Mr. Cashman has served as Chairman and senior partner of The Charleston Group, a private investment banking and consulting firm. Mr. Cashman has been involved in merger, acquisition, reorganization, liquidation, and public offering transactions throughout his entire business career. He has personally directed more than 100 transactions including I.P.O.s, secondary offerings, shell reverse mergers and private placements. In the first 12 years out of college, Mr. Cashman developed a fast growing insurance company that qualified him for the prestigious Young President's Organization. After successfully selling the company in 1972, he worked in the merger and acquisition business until 1977 when he acquired Pacific Envelope Co. Under his management, Pacific Envelope grew very rapidly. The company was able to qualify for the Inc. Magazine 500 fastest growing companies for five years in succession. Mr. Cashman has remained active in business consulting throughout his entire career. Mr. Cashman is currently a member of the Orange County Airport Commission, operators of John Wayne Airport and also an active general aviation pilot and aircraft owner. Mr. Cashman serves on the board of directors of PS Management Holdings, Inc., Berkshire Asset Management, Inc., Wayne
Aircraft Company, and City of Anaheim Workforce Investment Board. Mr. Cashman has been active in many civic organizations, including serving on the governing board of the National YMCA, has been active in the Boy Scouts, in the Young Presidents Organization, and numerous blue ribbon committees. He earned a B.S. degree in Business Administration from U.C.L.A.

Dr.  Tom  Neuzil,  Director
---------------------------

Dr. Neuzil has served as our director since our incorporation. Dr. Neuzil is a licensed veterinarian with 12-years practice experience in an accredited American Animal Hospital Association (AAHA) hospital. From June 1999 through April 2000, Dr. Neuzil was the veterinarian for Pets Health Insurance Agency. Dr. Neuzil has 15 years of experience as director of a state and national veterinary medical association. In addition, Dr. Neuzil was formerly the president of the American Society of Veterinary Medical Association Executives. Dr. Neuzil directs the marketing programs within the veterinary medical profession. Furthermore, he oversees all aspects of the claims department. Dr. Neuzil received a Doctorate Degree in Veterinary Medicine from Iowa State University

Item  10  Executive  Compensation
---------------------------------
The following table sets forth certain information concerning the compensation of the company's principal executive officer.



             NAME  AND  POSITION             FISCAL             ANNUAL
                                              YEAR           Compensation

      W.  Russell  Smith  III
      Director ,President                                  Salary     Bonus
                                              2002        $45,000     0

      Kris Lafour, Chief Executive Officer    2002          -(1)

      Steve Bauman, Chief Executive Officer   2001        $25,583(2)
(1) Mr. Lafour, Former Chief Executive Officer of Venturelist.Com, Inc., was paid by M&A West, Inc., our former parent company.
(2) Mr. Bauman received 250,000 shares of Digital Bridge, Inc. from the company and M&A West, Inc. in connection with a settlement agreement and mutual release which was valued at $12,250.

The company has no employment contracts. The company does not have a bonus or stock option plain at this time. Officers and directors are elected annually.



Item  11  Security  Ownership  Of  Certain  Beneficial  Owners  and  Management
-------------------------------------------------------------------------------

The following is a listing of security ownership of management and certain beneficial owners of the Issuer's securities as of January 7, 2003. On that date there were 3,011,244 shares of the Issuer's stock issued and outstanding.

Name                           Title               Number  of  Shares     Percentage
                                                   Beneficially  owned    owned
W. Russell Smith III            Director/President              -0-        0%
Robert L. Cashman               Director/Secretary         251,000(1)      8%
Tom Neuzil                      Director                        -0-        0%
Whiskers, Inc                                            2,000,000        66%
PS Management Holdings, Inc                                250,000          8%
Allan Staggs                                             2,000,000(2)      66%
M&A West, Inc.                                             319,016(3)      11%
ASI Acquisition Corp.                                      319,016         11%
Richard Johnson                                            319,016(4)      11%
Total Officers and Directors as a group                    251,000          8%
                                                   -------------------  ---------------
Total Shareholders                                       3,011,244        100%
                                                   -------------------  ---------------


     (1) Includes 250,000 shares owned of record by PS Management Holdings, Inc., of which Robert L. Cashman serves as the President.
     (2) Includes 2,000,000 shares owned of record by Whiskers, Inc., of which Allan Staggs is the executive officer.
     (3) ASI Acquisition Corp. entered into a stock purchase agreement with M&A West, Inc. and has the right to purchase all of these shares through January 31, 2003.
     (4) Richard is the President of ASI Acquisition Corp. and will have voting control over the shares if they are acquired by ASI Acquisition Corp.

Item  12.  Certain  Relationships  and  Related  Transactions
-------------------------------------------------------------

     On or about April 1, 2001, Hartville Group, Inc. loaned $48,107.83 to PetsMarketing, Inc., which changed its name to PS Management Holdings, Inc. on May 15, 2002. On September 6, 2002, by mutual agreement between Hartville Group, Inc. and PS Management Holdings, Inc., on September 6, 2002, PS Management Holdings, Inc. returned 1,750,000 shares of Hartville Group to Hartville Group for cancellation as payment of the debt. Robert L. Cashman is the President of PS Management Holdings, Inc.

Item  13.  Exhibits  List  and  Reports  On  Form  8-k
------------------------------------------------------

Index  to  Exhibits


     Exhibit  No.       Identification  of  Exhibit


     3.1  (1)           Amended  and  restated  Articles  of  Incorporation

     3.2  (1)           By-Laws  of  Venturelist.com

     4.1  (1)           Form  of  Specimen  of  common  stock

    10.8(2)             Exchange  Agreement  between  Hartville Group,  Inc.
                        Formerly Venturelist .com, Inc., and Hartville Equestrian, Inc., Formerly Hartville Group, Inc.

    10.9(2)             Certificate of Amendment to Articles of Incorporation.

    99.1(3) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

     (1) Filed as an Exhibit to the Company's registration statement on Form SB-2 (File No. 333-48544 ) and herein Incorporated by reference.
     (2) Filed as an Exhibit to the Company's Form 8-K filed on September 16, 2002.
     (3)  Filed  herein.


     Reports  on  Form  8-K

     1.On  September  16,2002  the  company  filed  a  Form  8-K  to  report

          A.  Change  of  name  to  Hartville  Group,  Inc.
          B.  Acquisition  of  Hartville  Equestrian,  Inc.
          C.  Change  in  control  of  the  Company
          D. A four (4) for one (1) forward split of the Company's Common Stock effective September 11,2002

     2. On October 1, 2002, the company filed an amended 8-K to provide financial statements of the company and modify the beneficial owner of Whiskers, Inc.

     3. On November 27, 2002, the company filed an amended 8-K modifying the financial disclosure and providing additional information about the company.

     4. On January 8, 2003, the company filed a Form 8-K reporting a change in auditors.

Item 14.  Evaluation  of  Disclosure  Controls  and  Procedures
          -----------------------------------------------------

     (a) Evaluation of disclosure controls and procedures. Our principal executive officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.



                                   SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned. Thereunto duly

Dated:  January 13, 2003


                                   Hartville  Group,  Inc.
                                   Registrant

                              By: /s/  W.  Russell  Smith  III
                                 -----------------------------
                                       W.  Russell  Smith  III
                                       President



In accordance with the Exchange Act. This report has be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature  and  Capacity


_/S/W.  Russell  Smith  III                         Dated January  13,  2003
---------------------------                               -----------------
W.  Russell  Smith  III
President  and  Director



/S/Robert  L.  Cashman                             Dated  January  13,  2003
----------------------                                    -----------------
Robert  L.  Cashman
Secretary  and  Director


/s/  Dr.Tom  Neuzil                                Dated  January  13,  2003
-------------------                                       -----------------
Dr.  Tom  Neuzil,  Director

TERANCE  L.  KELLEY
Certified  Public  Accountant        3250 West Market Street Suite 307,Fairlawn,
                                     OH  44333  (330)  864-2265








Hartville  Group,  Inc.  and  Subsidiaries
Canton,  Ohio

I have audited the consolidated Balance Sheet of Hartville Group, Inc. and Subsidiaries (A Development Stage Company), as of September 30, 2002 and December 31, 2001 and the related Consolidated Statements of Income, Consolidated Changes in Stockholders' Equity, and Consolidated Statement of Cash Flows for the periods then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on those financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits and report of other accountants provide a reasonable basis for my opinion.

In my opinion, based on my audits, present fairly, in all material respects, the financial position of Hartville Group, Inc. and Subsidiaries as of September 30, 2002 and December 31, 2001, and the results of their operations and their cash flows for the periods then ended, in conformity with generally accepted accounting principles accepted in the United States of America.




Terance  L.  Kelley
November  7,  2002

Hartville  Group,  Inc.  and  Subsidiaries
(A  Development  Stage  Company)
Consolidated  Balance  Sheets
September  30,  2002  and  December  31,2001

                                          September 30,    December 31,
                                              2002             2001
                                         ---------------  --------------
                           ASSETS
Current Assets
  Cash                                   $      768,901   $     896,553
  Commissions receivable                         14,002          50,911
  Other receivables                             215,817          12,478
  Prepaid expenses                               20,212          32,862
                                         ---------------  --------------

               Total Current Assets           1,018,932         992,804

Fixed Assets
  Deferred policy acquisition costs             418,137         263,673
  Property and equipment                        182,858         140,996
                                         ---------------  --------------
                                                600,995         404,669
  Less accumulated depreciation and
    amortization                               (172,764)        (92,161)
                                         ---------------  --------------

                                                428,231         312,508

Other Assets
  Licensing fees. Less accumulated
    amortization of $21,324 and $14,706          28,676          35,294
  Other non-current assets                      172,800         163,774
                                         ---------------  --------------

                                                201,476         199,068
                                         ---------------  --------------




Total Assets                             $    1,648,639   $   1,504,380
                                         ===============  ==============

See  accompanying  notes  to  financial  statements.

                                                 September 30,    December 31,
                                                     2002             2001
                                                ---------------  --------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                              $       66,673   $      23,452
  Accrued expenses                                      47,502          29,797
  Premium deposits                                     308,851         189,675
  Unearned commissions                                     751          30,062
  Reserve for loss                                           -          14,000
  Due to fronting carrier                               53,073               -
  Current portion of long-term debt                     17,038           8,877
                                                ---------------  --------------

    Total Current Liabilities                          493,888         295,863

Long-Term Debt                                           6,842           4,127
                                                ---------------  --------------

    Total Liabilities                                  500,730         299,990

Stockholders' Equity
  Common stock, 50,000,000
    shares authorized: $.001 par value;
    3,011,244 shares issued and
    outstanding at September 30                          3,011           2,001
  Additional paid in capital                         1,652,153       1,523,413
  Deficit accumulated during development
    stage                                             (507,255)       (321,024)
                                                ---------------  --------------

                                                     1,147,909       1,204,390
                                                ---------------  --------------



    Total Liabilities and Stockholders' Equity  $    1,648,639   $   1,504,380
                                                ===============  ==============

See  accompanying  notes  to  financial  statements

Hartville  Group,  Inc.  and  Subsidiaries
(A  Development  Stage  Company)
Consolidated  Statement  of  Income
For the Nine Months Ended September 30, 2002, for the Year Ended December 31, 2001, and for the Period from March 1, 2000 (Date of Inception) Through September 30, 2002 (Since Inception)

                                              September 30,    December 31,      Since
                                                  2002             2001        Inception
                                             ---------------  --------------  -----------
 Commissions                                 $      599,118   $     599,499   $1,506,738
 Premiums                                           685,142         637,749    1,322,891
                                             ---------------  --------------  -----------

                                                  1,284,260       1,237,248    2,829,629

 Losses and expenses                                211,312         382,649      593,961
 Ceded costs                                        502,164         216,092      718,256
 General and administrative                         673,036         649,736    1,770,974
                                             ---------------  --------------  -----------

                                                  1,386,512       1,248,477    3,083,191
                                             ---------------  --------------  -----------

 Operating loss                                    (102,252)        (11,229)    (253,562)

 Other income                                        39,521             721       74,909

 Other expense                                            -               -     (205,052)
                                             ---------------  --------------  -----------

 Loss before taxes                                  (62,731)        (10,508)    (383,705)

 Provision for taxes                                      -               -           50
                                             ---------------  --------------  -----------

 NET LOSS                                    $      (62,731)  $     (10,508)  $ (383,755)
                                             ===============  ==============  ===========


 Net loss per common share                           ($0.03)         ($0.01)

 Weighted average common shares outstanding       2,068,350       2,001,000

 See  accompanying  notes  to  financial  statements

Hartville  Group,  Inc.  and  Subsidiaries
(A  Development  Stage  Company)
Consolidated  Statement  of  Stockholders'  Equity
For the Period From March 1, 2000 (Date of Inception) through September 30, 2002

                                                            Additional                Total
                                         Common     Stock    Paid in   Accumulated Stockholders'
                                         Shares    Amount    Capital     Deficit      Equity
                                        ---------  -------  ----------  ----------  -----------
Balance at March 1, 2000                        -        -           -          -            -
Retroactive stock issued                2,001,000  $ 2,001    $508,327  $       -   $  510,328
Net Loss                                    -         -         -        (310,516)    (310,516)
                                        ---------  -------  ----------  ----------  -----------

Balance at December 31, 2000            2,001,000    2,001     508,327   (310,516)     199,812
  Capital contributed 2001                      -        -   1,015,086          -    1,015,086
  Net Loss                                      -        -           -    (10,508)     (10,508)
                                        ---------  -------  ----------  ----------  -----------

Balance December 31, 2001               2,001,000    2,001   1,523,413   (321,024)   1,204,390

  Acquisition of Venturelist.com, Inc.    760,244      760     122,740   (123,500)           -
  Sale of shares                          250,000      250       6,000          -        6,250
  Net Loss                                      -        -           -    (62,731)     (62,731)

Balance September 30, 2002              3,011,244  $ 3,011  $1,652,153  $(507,255)  $1,147,909
                                        =========  =======  ==========  ==========  ===========

See  accompanying  notes  to  financial  statements

Hartville  Group,  Inc.  and  Subsidiaries
 (A  Development  Stage  Company)
 Consolidated  Statement  of  Cash  Flows
For the Nine Months Ended September 30, 2002, for the Year Ended December 31, 2001, and for the Period from March 1, 2000 (Date of Inception) Through
September  30,  2002  (Since  Inception)

                                                       September 30, December 31,   Since
                                                           2002        2001       Inception
                                                       ----------  -----------  -----------
Cash flows from operating activities
Net loss                                                $(62,731)    $(10,508)   $(383,755)
Adjustments to reconciliation net loss to net
cash provided by operating activities
Depreciation                                              29,682       31,027       78,653
Amortization                                              57,539       52,014      115,435
Decrease/(increase) commissions receivable                36,909       86,489      (14,002)
(Increase) Other receivables                            (203,339)     (12,478)    (215,817)
Decrease/(increase) Prepaid expenses                      12,650      (29,976)     (20,212)
(Increase) Licensing fees                                      -            -      (50,000)
Increase Accounts payable                                 43,221      (22,675)      66,673
Increase Accrued expenses                                 17,705       29,747       47,502
Increase Premium deposits                                119,176      189,675      308,851
(Decrease)/increase Unearned commissions                 (29,311)      30,062          751
Increase)/(decrease) Due to fronting carrier              53,073            -       53,073
(Decrease)/increase Reserve for losses                   (14,000)      14,000            -
                                                        ----------  -----------  -----------
Net Cash Provided by /(Used for ) Operating Activities    60,574      357,377      (12,848)
Cash Flows from Investing Activities
    Increase Deferred policy acquisition costs          (154,464)    (263,673)    (418,137)
    Increase Property and equipment                      (41,862)     (45,445)    (182,858)
    Increase Other non-current assets                     (9,026)      (5,891)    (172,800)
                                                        ----------  -----------  -----------

 Net Cash Used for Investing Activities                 (205,352)    (315,009)    (773,795)

 Cash Flows from Financing Activities
    Proceeds from notes payable                           21,406       17,807      221,624
    Payment on notes payable                             (10,530)    (187,214)    (197,744)
    Issuance of Common stock                                 250            -        2,412
    Contributed capital                                    6,000    1,015,086    1,529,252
                                                        ----------  -----------  -----------

Hartville  Group,  Inc.  and  Subsidiaries
 (A  Development  Stage  Company)
 Consolidated  Statement  of  Cash  Flows
 For the Nine Months Ended September 30, 2002, for the Year Ended December 31, 2001, and for the Period from March 1, 2000 (Date of Inception) Through September 30, 2002(Since Inception)

                                             September 30, December 31,    Since
                                                 2002         2001       Inception
                                             ------------  ------------  ----------
Net Cash Provided from Financing Activities        17,126       845,679   1,555,544
                                             ------------  ------------  ----------
Net Increase in Cash and Cash Equivalents        (127,652)      888,047     768,901

 Cash and Cash Equivalents - Beginning            896,553         8,506           -

 Cash and Cash Equivalents - Ending          $    768,901  $    896,553  $  768,901
                                             ============  ============  ==========

 See  accompanying  notes  to  financial  statements

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002



NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES
----------------------------------------------------------

DEVELOPMENT  STAGE  COMPANY
---------------------------

Hartville Group, Inc. and Subsidiaries (the Company) are development stage companies as defined under Statements of Financial Accounting Standards No. 7. Hartville Group, Inc. was incorporated in the state of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio, which sells sickness and accident policies for domestic household pets, for Hartville Group, Inc. and for Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer's License under the law of the Cayman Islands.

On February 1, 2002 Petsmarketing, Inc. transferred its entire interest in Petsmarketing Insurance.Com Agency, Inc. to Hartville Group, Inc. (A Nevada Corporation) in exchange for 1,500,000 shares of Hartville Group. Also at the same time Petsmarketing, Inc. transferred its entire interest in Hartville Insurance Company, LTD (A Cayman Island Corporation) to Hartville Group Inc. in exchange for 500,000 shares of Hartville Group. When the transfer was complete Petsmarketing, Inc. owned 2,000,000 of the 2,001,000 shares outstanding of Hartville Group, Inc., thereby making Hartville Group, Inc. a subsidiary of Petsmarketing, IncSince there was no significant change in ownership the transaction was accounted for as similar to a pooling of interests with all assets and liabilities recorded at historical values.

On September 12, 2002 Hartville Group, Inc. the holding company was acquired by Venturelist.com, Inc. a Nevada public, reporting corporation. Venturelist.com was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Venturelist.com, Inc. changed is name to Hartville Group, Inc. at the time of the acquisition and at the same time Hartville Group, Inc. changed its name to Hartville Equestrian, Inc.

The Company, when originally organized was to include both an insurance agency and a reinsurance company, which would take an 80 to 90% quota share participation in the pet health insurance thereby increasing the portion of risk and profits retained by the Company. At September 30, 2002 this goal had not been accomplished and therefore the Company is still considered to be in the development stage at this time.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)

Hartville Insurance Company LTD has taken a 20% quota share participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by Clarendon National Insurance Company. The remaining 80% of risk is ceded to re-insurers. The policies have been issued on a "claims made" basis with policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian's fees and $5,000 per animal for mortality.

The consolidated financial statements include the accounts of the Petsmarketing Insurance.com Agency, Inc., Hartville Equestrian, Inc. and Hartville Insurance Company, LTD, all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.



REVENUE  RECOGNITION  POLICIES
------------------------------

The Company recognizes commissions earned as premiums are received and earned. Commissions paid in advance are recorded as unearned commissions until earned. Commissions receivable represent commissions due the company from Clarendon National Insurance Company for premiums received during the previous month. Premium deposits are recorded as cash at period end with the recording of a corresponding liability to the reinsurance carriers. Ceded costs represent the amounts due the agency for claims processing and to re-insurers. Due to fronting carrier represents any amounts collected by the Company due to Clarendon National Insurance Company as the fronting carrier.

CASH  AND  CASH  EQUIVALENTS
----------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

INCOME  TAXES
-------------

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting.

DEFERRED  POLICY  ACQUISITION  COST
-----------------------------------

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. Management was amortizing these costs over 36 months. However, on January 1, 2002 management elected to extend the estimated life of these assets to 60 months. Management felt this change brought its amortization life closer to industry standards. Total costs deferred at September 30, 2002 were $418,137 with accumulated amortization through that date of $94,111.

PROPERTY  AND  EQUIPMENT
------------------------

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to seven years, using the straight-lined method.

SOFTWARE  DEVELOPMENT  COSTS
----------------------------

The Company has expended $164,707 in software development costs through September 30, 2002 for internal use software. The Company will amortize these costs over its estimated useful life, which as not been determined at this time, once the development stage is complete.

LIABILITY  FOR  UNPAID  CLAIMS
------------------------------

The Company pays claims on a claims made basis whereby claims are only paid while the policy is in force. Any liability for unpaid claims at period end is included in accounts payable.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES  (CONTINUED)
-----------------------------------------------------------------------

USE  OF  ESTIMATES
------------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE  2  -  OTHER  NONCURRENT  ASSETS
-------------------------------------

Other noncurrent assets represent software costs associated with the development of the Company's computer system in the amount of $164,707. As of September 30, 2002, the software is still under development and has not been placed in service. Also included are insurance license costs of $7,428 and organization costs of $665.

NOTE  3  -  PROPERTY  AND  EQUIPMENT
------------------------------------

Property  and  equipment  are  summarized  by  major classifications as follows:

                                 September  30,
                                           2002
                                           ----

Furniture  and  fixtures         $        4,727
Equipment                               111,669
Software                                 55,563
Leasehold  Improvements                  10,899
                                 --------------
                                        182,858

Less:  accumulated  depreciation      (  78,653)
                                 --------------

                                 $      104,205
                                 ==============


NOTE  4  -  NOTES  PAYABLE
--------------------------

On June 14, 2001 the Company entered into a lease purchase arrangement with a finance company for a phone system. The total borrowed was $17,807. The note calls for 24 monthly payments of $858 including interest at 15.7%. The last three payments were prepaid when the note was signed. The balance outstanding at September 30, 2002 was $6,477. The equipment financed secures the note.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE  4  -  NOTES  PAYABLE  (CONTINUED
--------------------------------------

On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments were prepaid when the note was signed. The balance outstanding at September 30, 2002 was $17,403. The equipment financed secures the note.

Maturities  on  long-term  debt  are  as  follows:

     Year  ending  December  31,
              2002                  $14,390
              2003                  $15,045
              2004                  $ 4,975

NOTE  5  -  INCOME  TAXES
-------------------------

The Company has a net operating loss carryforward of approximately $384,000 available for up to twenty (20) years for federal purposes. Pursuant to Internal Revenue Code Section 382 and the regulations thereunder, the amounts of utilizable carryover may be limited as a result of ownership changes or even eliminated if business continuity requirements are not met. Net operating losses may be carried forward for fifteen consecutive tax years for the state of Ohio. There were no temporary differences allowing no deferred tax liabilities to arise.

Components  of  Income  Tax  Expenses  are  as  follows:
                                                   September  30,
     CURRENT                                                 2001
                                                             ----
                                 Federal             $         -0-
                                 States                        -0-
                                                     ------------
     NET  PROVISION/(BENEFIT  FOR  INCOME  TAXES)    $         -0-
                                                     =============

NOTE  6  -  COMMITMENTS
-----------------------

The Company's leasing operations consist principally of the leasing of office space under operating leases that expire in five years.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE  6  -  COMMITMENTS  (CONTINUED)
------------------------------------


The following is a schedule, by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001.

         Year ending December 31          Amount
                            2002     $   26,000
                            2003         26,000
                            2004         26,000
                            2005          8,677

                           Total     $   86,667
                                     ==========

Rental expense was approximately $19,686 for the nine months ended September 30, 2002.

NOTE  7  -  UNDERWRITING
------------------------

January 1, 2001 the Company started to market, administrator and reinsure a portion of its underwriting risk. Each year's business is ceded to reinsurers under an annual quota share reinsurance agreement. At present there are two such treaties in effect. Below shows the breakdown of revenue and direct expenses under each of these treaties to date:

                                Inception  to  date
                                2002       2001
                                ----     ------
                                Treaty   Treaty     Total
                                ------   ------     -----
    Premiums                  $272,318  $1,036,573  $1,308,891
    Losses and expenses         63,632     807,181     870,813
    Ceded costs                 81,695     336,886     418,581
                              --------  ----------  ----------

    Underwriting Profit/(Loss)$126,991  $ (107,494) $   19,497
                              ========  =========== ==========

NOTE  8  RELATED  PARTY  TRANSACTIONS
-------------------------------------

At September 30, 2002 the Company has an Accounts Receivable on its books for $50,000 from its majority shareholder for the purchase of stock.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE  9  OPERATING  SEGMENTS
----------------------------

The Company organizes its business into three reportable segments: the holding company (Hartville Group, Inc.), and the old holding company (Hartville
Equestrian, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Insurance Company, LTD). The supplemental schedules provide the breakdown of assets, liabilities and operations for each of these segments.

TERANCE  L.  KELLEY
Certified  Public  Accountant          3250  West  Market  Street  Suite  307,
                                       Fairlawn,  OH  44333  (330)  864-2265







                Report of Independent Certified Public Accountant
                -------------------------------------------------
                          on Supplementary Information
                          ----------------------------


Board  of  Directors
Hartville  Group,  Inc.  and  Subsidiaries
Canton,  Ohio



My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole of Hartville Group, Inc. and subsidiaries as of September 30, 2002, which are presented in the preceding section of this report. The supplementary information as of and for the nine months ended September 30, 2002 presented hereafter is for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.



Terance  L.  Kelley
November  7,  2002

Hartville  Group,  Inc.  and  Subsidiaries
 (A  Development  Stage  Company)
 Consolidated  Balance  Sheet
 Details  of  Consolidation
 September  30,  2002

                                                                                                 Petsmarketing     Hartville
                                                                 Hartville       Hartville       Insurance.com     Insurance
                                      Total      Eliminations   Group, Inc.   Equestrian, Inc.    Agency, Inc.   Company, LTD
                      ASSETS
Current Assets
Cash                                $  768,901  $            -  $        100  $               -  $      345,702  $     423,099
Commissions receivable                  14,002                             -                  -          14,002              -
Other receivable                       215,817        (155,100)        6,250            150,000         114,667        100,000
Prepaid expense                         20,212               -             -                  -          17,935          2,277
                                   -----------  --------------  ------------  -----------------  --------------  -------------
                                     1,018,932        (155,100)        6,350            150,000         492,306        525,376
Fixed Assets
Deferred policy acquisition costs      418,137               -             -                  -         418,137              -
Property and equipment                 182,858               -             -                  -         182,858              -
                                   -----------  --------------  ------------  -----------------  --------------  -------------
                                       600,995               -             -                  -         600,995              -
Accumulated depreciation and
amortization                          (172,764)              -             -                  -        (172,764)             -
                                   -----------  --------------  ------------  -----------------  --------------  -------------
                                       428,231               -             -                  -         428,231              -
Other Assets
Licensing fees - net                    28,676               -             -                  -          28,676              -
Other non-current assets               172,800               -             -                665         172,135              -
Investments                                  -               -             -                  -               -              -
                                   ===========  --------------  ------------  -----------------  --------------  -------------
                                       201,476               -             -                665         200,811              -
                                   -----------  --------------  ------------  -----------------  --------------  -------------

                                   $ 1,648,639  $    (155,100)  $      6,350  $         150,665  $   1,121,348   $     525,376
                                   ===========  ==============  ============  =================  ==============  =============

See  accompanying  notes  to  financial  statements

 Hartville  Group,  Inc.  and  Subsidiaries
 (A  Development  Stage  Company)
 Consolidated  Balance  Sheet
 Details  of  Consolidation
 September  30,  2002

                                                                                                 Petsmarketing     Hartville
                                                                 Hartville       Hartville       Insurance.com     Insurance
                                      Total      Eliminations   Group, Inc.   Equestrian, Inc.    Agency, Inc.   Company, LTD

           LIABILITIES  AND  STOCKHOLDERS'  EQUITY
Current Liabilities
     Accounts payable                   66,673  $     (155,100) $        100  $         155,565  $       66,108  $           -
     Accrued expenses                   47,502               -             -                  -          42,502          5,000
     Premium deposits                  308,851               -             -                  -         308,851              -
     Unearned commissions                  751               -             -                  -             751              -
     Due to fronting carrier            53,073               -             -                  -               -         53,073
     Current portion long-term debt     17,038               -             -                  -          17,038              -
                                   -----------  --------------  ------------  -----------------  --------------  -------------
                                       493,888        (155,100)          100            155,565         435,250         58,073
Long-Term Debt                           6,842               -             -                  -           6,842              -
                                   -----------  --------------  ------------  -----------------  --------------  -------------

Total Liabilities                      500,730        (155,100)          100            155,565         442,092         58,073
Stockholders' Equity
   Common stock                          3,011          (1,100)        3,011                100               -          1,000
   Additional paid capital           1,652,153           1,100       126,739                  -       1,025,314        499,000
   Deficit accumulated                (507,255)              -      (123,500)            (5,000)       (346,058)       (32,697)
                                   -----------  --------------  ------------  -----------------  --------------  -------------
                                     1,147,909               -         6,250             (4,900)        679,256        467,303
                                   -----------  --------------  ------------  -----------------  --------------  -------------

                                   $ 1,648,639  $     (155,100) $      6,350  $         150,665  $    1,121,348  $     525,376
                                   ===========  ==============  ============  =================  ==============  =============

See  accompanying  notes  to  financial  statements

Hartville  Group,  Inc.  and  Subsidiaries
 (A  Development  Stage  Company)
 Consolidated  Statement  of  Income
 Details  of  Consolidation
 For  the  Nine  Months  Ended  September  30,  2002

                                                                 Petsmarketing     Hartville
                                              Hartville     Hartville     Insurance.com     Insurance

                                 Total     Eliminations   Group, Inc.    Equestrian, Inc.    Agency, Inc.    Company, LTD
 Commissions and fees income  $  599,118   $           -  $          -  $               -   $     599,118   $           -
 Premiums                        685,142               -             -                  -               -         685,142
                              -----------  -------------  ------------  ------------------  --------------  --------------
                               1,284,260               -             -                  -         599,118         685,142

 Losses and expenses             211,312               -             -                  -               -         211,312
 Ceded costs                     502,164               -             -                  -               -         502,164
 General and administrative      673,036               -             -              5,000         631,507          36,529
                              -----------  -------------  ------------  ------------------  --------------  --------------
                               1,386,512               -             -              5,000         631,507         750,005

 Operating loss                 (102,252)              -             -             (5,000)        (32,389)        (64,863)

 Other income                     39,521               -             -                  -          34,236           5,285
 Other expenses                        -               -             -                  -               -               -
                              -----------  -------------  ------------  ------------------  --------------  --------------

 Loss before taxes               (62,731)              -             -             (5,000)          1,847         (59,578)

 Tax provisions                        -               -             -                  -               -               -
                              -----------  -------------  ------------  ------------------  --------------  --------------

 NET LOSS                     $  (62,731)  $           -  $          -  $          (5,000)  $       1,847   $     (59,578)
                              ===========  =============  ============  ==================  ==============  ==============



See  accompanying  notes  to  financial  statements