Form 10KSB/A
period 2002-09-30
HARTVILLE GROUP  INC
filed 2003-02-19
CIK 1126960

UNITED STATES
                      SECURITIES  AND  EXCHANGE  COMMISSION
                            WASHINGTON,  D.C.  20549

                                 ---------------

                                 FORM  10-KSB/A
                                 Amendment No. 1

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
     ----------------------------------------------------------------------
     ACT OF 1934 (Fee Required)
     --------------------------

FOR THE FISCAL YEAR ENDED September 30, 2002   COMMISSION FILE NUMBER: 333-82786
--------------------------------------------   ----------------------- ---------

                              HARTVILLE GROUP, INC.
                     (Small Business Issuer in its Charter)
                     --------------------------------------
           NEVADA                                              94-3360099
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation  or  organization)                            Identification No.)
--------------------------------

7551 NORTH MAIN STREET NORTH CANTON OHIO                         44720
-----------------------------------------                        -----
(Address of principal executive offices)                      (Zip Code)

         Issuer's  Telephone  Number:                         (330)  305-1352
         --------------------------                            --------------

         Securities registered under Section 12(b) of the Exchange Act:
         --------------------------------------------------------------
  (Title of each class)              (Name of each exchange on which registered)
         NONE                                         N/A

     Securities  registered  under  Section  12(g)  of  the  Exchange  Act:
                            (Title  of  each  class)
                          COMMON STOCK, PAR VALUE $.001
                         ------------------------------


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

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,284,260

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 1,011,244 shares held by non-affiliates and the closing price of $.90 per share for Common Stock in the over-the-counter market as of January 13, 2003): $910,120


Number of shares of the issuer's common stock, par value $.001, outstanding as of February 18, 2003 : 3,011,244 shares.

DOCUMENTS  INCORPORATED  BY  REFERENCE:  none

Transitional  Small  Business  Disclosure  Format              YES ( )    NO (X)
--------------------------------------------------------------------------------



                              HARTVILLE GROUP, INC.
                                  Form  10-KSB

                               Table  of  Contents


PART I                                                                         3
   Item 1.  DESCRIPTION OF  BUSINESS                                           3
   Item 2.  DESCRIPTION OF  PROPERTY                                           5
   Item 3.  LEGAL  PROCEEDINGS                                                 5
   Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  5
PART II                                                                        6
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS          6
   Item 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION
            AND  RESULTS  OF  OPERATIONS                                       6
   Item 7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA                    7
   Item 8.  CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND  FINANCIAL  DISCLOSURE                                         7
PART III                                                                       8
   Item 9.  DIRECTORS,  EXECUTIVE  OFFICERS, PROMOTERS AND CONTROL PERSONS OF
            THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. 8
   Item 10. EXECUTIVE  COMPENSATION                                            9
   Item 11. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT    9
   Item 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                10
   Item 13. EXHIBITS  AND  REPORTS  ON  FORM  8-K                             10
   Item 14. EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES             12
SIGNATURES                                                                    12
EXHIBIT INDEX                                                                 13

                                     PART I

Item  1.  DESCRIPTION OF BUSINESS
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

The Company.
--------------

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

History
--------

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

Government  Regulation  and  Licenses
--------------------------------------

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

The  Competition
-----------------

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

Item  2.Description  Of  Property
----------------------------------

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

Item  3.  Legal  Proceedings
-----------------------------

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

     Year  ended  September  30,2002

          Quarter  ended        March  31,2002              02     .02
          Quarter  ended         June  30,2002              02     .02
          Quarter  ended         Sept  30,2002            1.85    1.75


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

General:
---------

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

Results  of  Operations
------------------------

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

     The net loss for the nine months ended September 30, 2002 was $62,731 or $.03 per share. This compares to a net loss of $10,508 or $.01 per share for the year ended December 31, 2001. The company had been on a calendar year reporting basis; however, following the stock exchange with Venturelist.com, Inc., the company's reporting period changed to a fiscal year ending September. The company will be changing back to a calendar year basis for insurance purposes, thus filing another 10-KSB for the period ending December 31, 2002.

     The  company  had an accumulated deficit of $507,255 at September 30, 2002.

Liquidity  And  Capital  Resources
-----------------------------------

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

Item  7  Financial  Statements  And  Supplementary  Date
---------------------------------------------------------

The financial statements and supplementary data of the company are attached hereto.

Item 8 Changes in and Disagreements With Accountants On Accounting And Financial
--------------------------------------------------------------------------------
Disclosure.
------------


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

The  company  currently  has  the  following  directors  and  officers:

Name                         Age              Position  with  the  Company

W.  Russell  Smith  III      39               Director  and  President

Robert  L.  Cashman          70               Director  and  Secretary

Dr.  Tom  Neuzil             57               Director

W.  Russell  Smith  III  -  President,  Director
-------------------------------------------------

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

Robert  L.  Cashman  -  Secretary,  Director
---------------------------------------------

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

Dr.  Tomas  Neuzil,  Director
----------------------------

Dr. Neuzil has served as our director since our incorporation. Dr. Neuzil is a licensed veterinarian with 12-years practice experience in an accredited American Animal Hospital Association (AAHA) hospital. From June 1999 through April 2000, Dr. Neuzil was the veterinarian for Pets Health Insurance Agency. Dr. Neuzil has 15 years of experience as director of a state and national veterinary medical association. In addition, Dr. Neuzil was formerly the president of the American Society of Veterinary Medical Association Executives. Dr. Neuzil directs the marketing programs within the veterinary medical profession. Furthermore, he oversees all aspects of the claims department. Dr. Neuzil received a Doctorate Degree in Veterinary Medicine from Iowa State University.

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



Item  11  Security  Ownership  Of  Certain  Beneficial  Owners  and  Management
-------------------------------------------------------------------------------



The  following  is  a  listing  of  security ownership of management and certain beneficial  owners  of  the
Issuer's securities as of February 18, 2003.  On that date there were 3,011,244 shares of the Issuer's stock issued and outstanding.


Name                                                                  Title         Number of Shares   Percentage
                                                               Beneficially owned         owned
W. Russell Smith III. . . . . . . . . . . . . . . . . . . . .  Director/President                -0-            0%
7551 North Main Street, North Canton, OH  44720

Robert L. Cashman . . . . . . . . . . . . . . . . . . . . . .  Director/Secretary          251,000(1)           8%
18482 Park Villa Place, Villa Park, CA  92861

Tomas Neuzil. . . . . . . . . . . . . . . . . . . . . . . . .  Director                          -0-            0%
7551 North Main Street, North Canton, OH  44720

Whiskers, Inc . . . . . . . . . . . . . . . . . . . . . . . .                              2,000,000           66%
7373 North Scottsdale Blvd, Suite D215, Scottsdale, AZ  85253

PS Management Holdings, Inc . . . . . . . . . . . . . . . . .                                250,000            8%
18482 Park Villa Place, Villa Park, CA  92861

Allan Staggs. . . . . . . . . . . . . . . . . . . . . . . . .                              2,000,000(2)        66%
7373 North Scottsdale Blvd, Suite D215, Scottsdale, AZ  85253

Total Officers and Directors as a group . . . . . . . . . . .                                 251,000           8%
                                                                                             ---------         ----
Total Shareholders. . . . . . . . . . . . . . . . . . . . . .                               3,011,244          100%
                                                                                             ---------         ----




     (1) Includes 250,000 shares owned of record by PS Management Holdings, Inc., of which Robert L. Cashman serves as the President.
     (2) Includes 2,000,000 shares owned of record by Whiskers, Inc., of which Allan Staggs is the executive officer.

Item  12.  Certain  Relationships  and  Related  Transactions
- -------------------------------------------------------------

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

Item  13.  Exhibits  List  and  Reports  On  Form  8-k
- ------------------------------------------------------

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

    10.9(2)             Certificate of Amendment to Articles of Incorporation.

    99.1(3) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

     (1) Filed as an Exhibit to the Company's registration statement on Form SB-2 (File No. 333-48544 ) and herein Incorporated by reference.
     (2) Filed as an Exhibit to the Company's Form 8-K filed on September 16, 2002.
     (3) Filed as an Exhibit to the Company's Form 10-KSB filed on January 13, 2003.


     Reports  on  Form  8-K

     1.On  September  16, 2002  the  company  filed  a  Form  8-K  to  report

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

                         SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned. Thereunto duly


Dated:  February 19, 2003


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


Signature  and  Capacity


/s/ W.  Russell  Smith  III                         Dated February 19,  2003
-----------------------------                             -------------------
W.  Russell  Smith  III
President  and  Director



/S/Robert  L.  Cashman                             Dated  February 19,  2003
------------------------                                  -------------------
Robert  L.  Cashman
Secretary  and  Director


/s/  Dr.Tom  Neuzil                                Dated  February 19,  2003
---------------------                                     -------------------
Dr.  Tomas  Neuzil,  Director

TERANCE L. KELLEY
Certified Public Accountant          3250 West Market Street, Suite 307
                                     Fairlawn, OH 44333 (330) 864-2265








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

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentationI believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on my audits, the financial statements referenced above present fairly, in all material respects, the financial position of Hartville Group, Inc. and Subsidiaries as of September 30, 2002 and December 31, 2001, and the results of their operations and their cash flows for the periods then ended, in conformity with generally accepted accounting principles accepted in the United States of America.



/s/ Terance L. Kelley
----------------------
Terance  L.  Kelley
November  7,  2002



                     Hartville Group, Inc. and Subsidiaries
                          (A Development Stage Company)
                          Consolidated Balance Sheets
                    September 30, 2002 and December 31,2001

                                                  September 30,   December 31,
                                                          2002            2001
    ASSETS
Current Assets
  Cash. . . . . . . . . . . . . . . . . . . . .  $     768,901  $  896,553
  Commissions receivable. . . . . . . . . . . .         14,002      50,911
  Other receivables . . . . . . . . . . . . . .        165,817      12,478
  Prepaid expenses. . . . . . . . . . . . . . .         20,212      32,862

    Total Current Assets. . . . . . . . . . . .        968,932     992,804

Fixed Assets
  Property and equipment - net. . . . . . . . .        104,205      92,024
  Deferred policy acquisition costs- net. . . .        324,026     220,484
                                                       428,231     312,508
Other Assets
  Licensing fees. Less accumulated
    amortization of $21,324 and $14,706 . . . .         28,676      35,294
  Other non-current assets. . . . . . . . . . .        172,800     163,774

                                                       201,476     199,068

    Total Assets. . . . . . . . . . . . . . . .  $   1,598,639  $1,504,380

See accompanying notes to financial statements.



                     Hartville Group, Inc. and Subsidiaries
                          (A Development Stage Company)
                          Consolidated Balance Sheets
                    September 30, 2002 and December 31,2001


                                                  September 30,      December 31,
                                                          2002              2001
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable. . . . . . . . . . . . . . .  $       66,673   $      37,452
  Accrued expenses. . . . . . . . . . . . . . .          47,502          29,797
  Premium deposits. . . . . . . . . . . . . . .         308,851         189,675
  Unearned commissions. . . . . . . . . . . . .             751          30,062
  Reserve for loss. . . . . . . . . . . . . . .               -               -
  Due to fronting carrier . . . . . . . . . . .          53,073               -
  Current portion of long-term debt . . . . . .          17,038           8,877

    Total Current Liabilities . . . . . . . . .         493,888         295,863

Long-Term Debt. . . . . . . . . . . . . . . . .           6,842           4,127

    Total Liabilities . . . . . . . . . . . . .         500,730         299,990

Stockholders' Equity
  Common stock, 50,000,000
    shares authorized: $.001 par value;
    3,011,244 shares issued and
    outstanding at September 30 . . . . . . . .           3,011           2,001
  Additional paid in capital. . . . . . . . . .       1,652,153       1,523,413
  Deficit accumulated during development stage.        (507,255)       (321,024)
  Stock purchase receivable . . . . . . . . . .         (50,000)              -

                                                      1,097,909       1,204,390

    Total Liabilities and Stockholders' Equity.  $    1,598,639   $   1,504,380

See accompanying notes to financial statements.


                     Hartville Group, Inc. and Subsidiaries
                          (A Development Stage Company)
                        Consolidated Statement of Income
For the Nine Months Ended September 30, 2002, for the Year Ended December 31, 2001, and for the
Period From March 1, 2000 (Date of Inception) Through September 30, 2002 (Since Inception)



                                           September 30,          December 31,                  Since
                                                 2002                     2001              Inception
Commissions                                  $599,118                  $599,499. . . . . .$1,506,738
Premiums                                      685,142. . . . . . . . . .637,749            1,322,891

                                            1,284,260                 1,237,248            2,829,629

Losses and expenses                           211,312                   382,649              593,961
Ceded costs                                   502,164                   216,092              718,256
General and administrative                    673,036                   649,736            1,770,974

                                            1,386,512                 1,248,477            3,083,191

Operating loss                               (102,252)                  (11,229)           (253,562)

Other income                                   39,521                       721               74,909

Other expense                                                                              (205,052)

Loss before taxes                             (62,731)                  (10,508)           (383,705)
Net loss per common share                      ($0.03)                   ($0.01)
Weighted average common shares outstanding   2,068,350                 2,001,000

See accompanying notes to financial statements


                            Hartville Group, Inc. and Subsidiaries
                                 (A Development Stage Company)
                        Consolidated Statement of Stockholders' Equity
       For the Period From March 1, 2000 (Date of Inception) through September 30, 2002

                                                              Additional                        Total
                                           Common     Stock      Paid in   Accumulated    Stockholders'
                                           Shares    Amount      Capital       Deficit         Equity
Balance at March 1, 2000                        -        -           -             -                -
  Retroactive stock issued              2,001,000   $2,001    $508,327            $-         $510,328

  Net Loss                                      -        -           -      (310,516)        (310,516)

Balance at December 31, 2000            2,001,000    2,001     508,327      (310,516)         199,812

  Capital contributed 2001                      -        -   1,015,086             -        1,015,086

  Net Loss                                      -        -           -       (10,508)         (10,508)

Balance December 31, 2001               2,001,000    2,001   1,523,413      (321,024)       1,204,390

  Acquisition of Venturelist.com, Inc.    760,244      760     122,740      (123,500)               -
  Sale of shares                          250,000      250       6,000             -            6,250
  Net Loss                                      -        -           -       (62,731)         (62,731)

Balance September 30, 2002              3,011,244   $3,011  $1,652,153     $(507,255)       $1,147,909



                     Hartville Group, Inc. and Subsidiaries
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
  For the Nine Months Ended September 30, 2002, for the Year Ended December 31, 2001, and for the
   Period From March 1, 2000 (Date of Inception) Through September 30, 2002 (Since Inception)

                                                                   September 30,   December 31,        Since
                                                                           2002           2001     Inception
Cash flows from operating activities
  Net loss                                                            $(62,731)    $(10,508)       $(383,755)
  Adjustments to reconciliation net loss to net
    cash provided by operating activities
    Depreciation                                                        29,682       31,027           78,653
    Amortization                                                        57,539       52,014          115,435
    Decrease/(increase) commissions receivable                          36,909       86,489          (14,002)
    (Increase) Other receivables                                      (153,339)     (12,478)        (165,817)
    Decrease/(increase) Prepaid expenses                                12,650      (29,976)         (20,212)
    (Increase) Licensing fees                                                -            -          (50,000)
    Increase Accounts payable                                           47,221       (8,675)          84,673
    Increase Accrued expenses                                           17,705       29,747           47,502
    Increase Premium deposits                                          119,176      189,675          308,851
    (Decrease)/increase Unearned commissions                           (29,311)      30,062              751
    Increase)/(decrease) Due to fronting carrier                        35,073            -           35,073
Net Cash Provided by /(Used for) Operating Activities                  110,574      357,377           37,152

Cash Flows from Investing Activities
    Increase in Stock purchase receivable                              (50,000)           -          (50,000)
    Increase Deferred policy acquisition costs                        (154,464)    (263,673)        (418,137)
    Increase Property and equipment                                    (41,862)     (45,445)        (182,858)
    Increase Other non-current assets                                   (9,026)      (5,891)        (172,800)

Net Cash Used for Investing Activities                                (255,352)    (315,009)        (823,795)

Cash Flows from Financing Activities
    Proceeds from notes payable                                         21,406       17,807          221,624
    Payment on notes payable                                           (10,530)    (187,214)        (197,744)
    Issuance of Common stock                                               250            -            2,412
    Contributed capital                                                  6,000    1,015,086        1,529,252

Net Cash Provided from Financing Activities                             17,126      845,679        1,555,544

Net Increase in Cash and Cash Equivalents                             (127,652)     888,047          768,901

Cash and Cash Equivalents - Beginning                                  896,553        8,506                -

Cash and Cash Equivalents - Ending                                    $768,901     $896,553         $768,901

See accompanying notes to financial statements

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               September 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

DEVELOPMENT STAGE COMPANY
-------------------------

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

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Hartville Insurance Company LTD has taken a 20% quota share (compared to a 35% per quota share in 2001) participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by Clarendon National Insurance Company. The remaining 80% of risk (65% in 2001) is ceded to re-insurers. The policies have been issued on a "claims made" basis with policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian's fees and $5,000 per animal for mortality.

The consolidated financial statements include the accounts of the Petsmarketing Insurance.com Agency, Inc., Hartville Equestrian, Inc. and Hartville Insurance Company, LTD, all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE  RECOGNITION  POLICIES
------------------------------

Policies are issued for a term of one year, thus the Company recognizes commissions on a 1/12 annual basis as premiums are received. In the event premiums are paid in advance; For example a policy on which the annual premium is paid in advance, the liability, Unearned Commissions is recognized until the premium is earned on a 1/12 annual basis. Commissions receivable represent commissions due the company from Clarendon National Insurance Company for premiums received during the previous month. Premium deposits are recorded as cash at yearend with the recording of a corresponding liability to the reinsurance carriers. Ceded costs represent the proportional losses paid on policies under the reinsurance agreements. Due to fronting carrier represents any amounts collected by the Company due to Clarendon National Insurance Company as the fronting carrier.

Hartville Insurance Company, LTD is a reinsurance company. It receives its income on a net basis. That is, the Company's revenue is net of claims paid and expenses. However, for accounting purposes this amount is grossed up to show Gross Premium Revenues and expenses of claims paid and loss allowances.

CASH AND CASH EQUIVALENTS
-------------------------

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)




             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

INCOME TAXES
------------

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting.

OTHER RECEIVABLES
-----------------

These amounts represent monies advanced to an unrelated entity. The funds are to be paid by July 1, 2003. The amount outstanding bears interest at 8% per annum.

DEFERRED POLICY ACQUISITION COST
--------------------------------

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. Management was amortizing these costs over 36 months. However, on January 1, 2002 management elected to extend the estimated life of these assets to 60 months. Management felt this change brought its amortization life closer to industry standards. Total costs deferred at September 30, 2002 were $418,137 with accumulated amortization through that date of $94,111. The impact of this change on the Company's earnings through September 30, 2002 would have been an additional $18,000 of expense.

PROPERTY AND EQUIPMENT
----------------------

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

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

SOFTWARE  DEVELOPMENT  COSTS
----------------------------

The Company has expended $164,707 in software development costs through September 30, 2002 for internal use software. The Company will amortize these costs over its estimated useful life, which as not been determined at this time, once the development stage is complete. The Company is still actively developing this software.

LIABILITY  FOR  UNPAID  CLAIMS
------------------------------

The Company pays claims on a claims made basis whereby claims are only paid while the policy is in force. Any liability for unpaid claims at period end is included in accounts payable.

USE OF ESTIMATES
----------------

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

NOTE 2 - OTHER NONCURRENT ASSETS
--------------------------------

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

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)



             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE 3 - FIXED ASSETS
---------------------



Property and equipment are summarized by major classifications as follows:

                                                               September 30,    December 31,
                                                                       2002             2001
                                                              ---------------  --------------

Furniture and fixtures . . . . . . . . . . . . . . . . . . .          $4,727          $3,360
Equipment. . . . . . . . . . . . . . . . . . . . . . . . . .         111,669          81,690
Software . . . . . . . . . . . . . . . . . . . . . . . . . .          55,563          45,744
Leasehold Improvements . . . . . . . . . . . . . . . . . . .          10,899          10,202
                                                              ---------------  --------------
                                                                     182,858         140,996
Less:  accumulated depreciation. . . . . . . . . . . . . . .         (78,653)        (48,972)
                                                              ---------------  --------------
                                                                    $104,205         $92,024
                                                                    ========         ========

Deferred policy acquisition costs are summarized as follows:
                                                                September 30,    December 31,
                                                                        2002            2001
                                                              ---------------  --------------
Deferred policy acquisition costs. . . . . . . . . . . . . .        $418,137        $263,673
Less: accumulated amortization . . . . . . . . . . . . . . .         (94,111)        (43,189)
                                                              ---------------  --------------
                                                                    $324,026        $220,484
                                                                    ========         ========

NOTE 4 - NOTES PAYABLE
----------------------

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

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002

NOTE  4  -  NOTES  PAYABLE  (CONTINUED)
---------------------------------------

Maturities  on  long-term  debt  are  as  follows:
     Year  ending  December  31,
                     2002     $14,390
                     2003     $15,045
                     2004     $ 4,975

NOTE 5 - INCOME TAXES
---------------------

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

Components of Income Tax Expenses are as follows:
                                                  September 30,
     CURRENT                                               2001
                                                           ----

     Federal                                            $   -0-
     States                                                 -0-
                                                     ----------
     Net provision/(benefit for income taxes)           $   -0-
                                                  =============

NOTE 6 - COMMITMENTS
--------------------

The Company's leasing operations consist principally of the leasing of office space under operating leases that expire in five years.

The following is a schedule, by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001.

     Year ending December 31               Amount
                        2002               26,000
                        2003               26,000
                        2004               26,000

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                               September 30, 2002


NOTE 6 - COMMITMENTS (CONTINUED)
--------------------------------

     Year ending December 31        Amount
                        2003         8,677
                                 ---------

                       Total     $  86,667
                                    ======
Rental expense was approximately $19,686 for the nine months ended September 30, 2002.

NOTE 7 - UNDERWRITING
---------------------

January 1, 2001 the Company started to market, administrator and reinsure a portion of its underwriting risk. Each year's business is ceded to reinsurers under an annual quota share reinsurance agreement. At present there are two such treaties in effect. Below shows the breakdown of revenue and direct expenses under each of these treaties to date:


                                Inception to date

                                          2002            2001
                                        Treaty          Treaty            Total
                                       ------          ------           -------

     Premiums                        $272,318       $1,050,573       $1,322,891

     Losses  and  expenses             63,632          821,181          884,813
     Ceded  costs                      81,695          345,709          427,404
                                     ---------         -------          -------

     Underwriting  Profit/(Loss)     $126,991        $(116,317)         $10,674
                                    ==========       ==========      ==========


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

TERANCE L. KELLEY
Certified Public Accountant          3250 West Market Street, Suite 307
                                      Fairlawn, OH 44333 (330) 864-2265







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



/s/ Terance L. Kelley
----------------------
Terance  L.  Kelley
November  7,  2002



                                            Hartville Group, Inc. and Subsidiaries
                                                 (A Development Stage Company)
                                                  Consolidated Balance Sheet
                                                   Details of Consolidation
                                                      September 30, 2002

                                                                                                  Petsmarketing   Hartville
                                                                 Hartville     Hartville          Insurance.com  Insurance
                                       Total      Eliminations   Group, Inc.   Equestrian, Inc.   Agency, Inc.   Company, LTD
      ASSETS
Current Assets
  Cash                                 $768,901             $-           $100                 $-       $345,702       $423,099
  Commissions receivable                 14,002              -                                 -         14,002              -
  Other receivable                      165,817       (155,100)         6,250            100,000        114,667        100,000
  Prepaid expense                        20,212              -              -                  -         17,935          2,277
                                        968,932       (155,100)         6,350            100,000        492,306        525,376
Fixed Assets
  Property and equipment - net          104,205              -              -                  -        104,205              -
  Deferred policy acquisition costs
    - net                               324,026              -              -                  -        324,026              -
                                        428,231              -              -                  -        428,231              -
Other Assets
  Licensing fees - net                   28,676              -              -                  -         28,676              -
  Other non-current assets              172,800              -              -                665        172,135              -
  Investments                                 -              -              -                  -              -              -
                                        201,476              -              -                665        200,811              -

                                     $1,598,639      $(155,100)        $6,350           $100,665     $1,121,348       $525,376

                                           Hartville Group, Inc. and Subsidiaries
                                                 (A Development Stage Company)
                                                  Consolidated Balance Sheet
                                                   Details of Consolidation
                                                     September 30, 2002

                                                                                              Petsmarketing   Hartville
                                                           Hartville      Hartville           Insurance.com   Insurance
                                Total      Eliminations    Group, Inc.    Equestrian, Inc.    Agency, Inc.    Company, LTD
  LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable               66,673       $(155,100)          $100            $155,565         $66,108              $-
  Accrued expenses               47,502               -              -                   -          42,502           5,000
  Premium deposits              308,851               -              -                   -         308,851               -
  Unearned commissions              751               -              -                   -             751               -
  Due to fronting carrier        53,073               -              -                   -               -          53,073
  Current portion long-term
    debt                         17,038               -              -                   -          17,038               -
                                493,888        (155,100)           100             155,565         435,250          58,073
Long-Term Debt                    6,842               -              -                   -           6,842               -
Total Liabilities               500,730        (155,100)           100             155,565         442,092          58,073
Stockholders' Equity
  Common stock                    3,011          (1,100)         3,011                 100               -           1,000
  Additional paid capital     1,652,153           1,100        126,739                   -       1,025,314         499,000
  Deficit accumulated          (507,255)              -       (123,500)             (5,000)       (346,058)        (32,697)
  Stock purchase receivable     (50,000)              -              -             (50,000)              -               -
                              1,097,909               -          6,250             (54,900)        679,256         467,303
                             $1,598,639       $(155,100)        $6,350            $100,665      $1,121,348        $525,376



                     Hartville Group, Inc. and Subsidiaries
                          (A Development Stage Company)
                        Consolidated Statement of Income
                            Details of Consolidation
                  For the Nine Months Ended September 30, 2002


                                                                                               Petsmarketing     Hartville
                                                                Hartville        Hartville     Insurance.com     Insurance
                                    Total     Eliminations     Group, Inc. Equestrian, Inc.      Agency, Inc. Company, LTD


Commissions and fees income      $599,118              $-              $-            $-            $599,118             $-
Premiums                          685,142               -               -             -                   -        685,142
                                1,284,260               -               -             -             599,118        685,142

Losses and expenses               211,312               -               -             -                   -        211,312
Ceded costs                       502,164               -               -             -                   -        502,164
General and administrative        673,036               -               -          5,000            631,507         36,529
                                1,386,512               -               -          5,000            631,507        750,005

Operating loss                   (102,252)              -               -         (5,000)           (32,389)      (64,863)

Other income                       39,521               -               -              -             34,236          5,285
Other expenses                          -               -               -              -                  -              -

Loss before taxes                 (62,731)              -               -         (5,000)             1,847       (59,578)

Tax provisions                          -               -               -              -                  -              -

NET LOSS                         $(62,731)             $-              $-        $(5,000)            $1,847      $(59,578)

See accompanying notes to financial statements