Form 10KSB
period 2002-12-31
HARTVILLE GROUP  INC
filed 2003-03-31
CIK 1126960

SECURITIES AND  EXCHANGE  COMMISSION
                            WASHINGTON, D.C.  20549

                                 ---------------

                                 FORM  10-KSB


(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
     ----------------------------------------------------------------------
     ACT OF 1934 (Fee Required)
     --------------------------

FOR THE FISCAL YEAR ENDED DECEMBER  31, 2002   COMMISSION FILE NUMBER: 333-82786
--------------------------------------------   ---------------------------------

                              HARTVILLE GROUP, INC.
                     (Small Business Issuer in its Charter)
                     --------------------------------------
           NEVADA                                              94-3360099
          --------                                             ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation  or  organization)                            Identification No.)

7551 NORTH MAIN STREET NORTH CANTON OHIO                         44720
------------------------------------------                      -------
(Address of principal executive offices)                      (Zip Code)

         Issuer's  Telephone  Number:             (330)  305-1352
         --------------------------                --------------

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

State  issuer's  revenues  for  its  most  recent  fiscal  year:  $1,796,026

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 1,026,870 shares held by non-affiliates and the closing price of $.73 per share for Common Stock in the over-the-counter market as of March 27, 2003): $749,615


Number of shares of the issuer's common stock, par value $.001, outstanding as of March 31, 2003 : 3,026,870 shares.

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

The Company.
---------------

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

Hartville Group, Inc. has written premium on in-force policies of $5,841,703 for the twelve months ended December 31, 2002 Loss (claims) ratio for the program from 1998 to 2000 on a pure basis was 58%. The pure loss ratio for the twelve months of 2002 has been 45% The loss ratio for these periods with loss allowance expense (LAE) was 65% for 1998 to 2000 and 50% for 2002. The improvement in losses is attributable to refinements in underwriting, claims, and rate increase, which was implemented in early 2002.

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

The reverse merger transaction with Venturelist.com, Inc. gave the company a listing on the NASD-OTC Bulletin Board. The company's common stock trades under the stock symbol "HTVL".

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

Employees
---------

The company employed 20 full-time personnel as of March 28, 2003. The staff reviews all policy applications and issues policies; and reviews all claims and issues payment of claims when appropriate. The company usually pays all proper claims in 30 days or less. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.

Recent Events

On February 19, 2003, Hartville Group, Inc. and its wholly-owned subsidiary Petsmarketing Insurance.com Agency, Inc. executed a promissory note to Samir Financial II, L.L.C. in the principal sum of $3,000,000 plus interest at 30% per year, with interest payments due monthly. The promissory note is due on February 19, 2004. Nine months of interest, $675,000, was prepaid out of the funds loaned to Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. In addition, Samir Financial, II was paid a closing fee of $325,000 which was also paid out of the funds loaned to Hartville Group and Petsmarketing Insurance.com Agency and Samir Financial receives a monitoring and collateral management fee of $3,000 per month. In connection with the loan, Samir Financial II, L.L.C. was granted a four year warrant to purchase 300,000 shares of Hartville common stock at an exercise price of $.83 per share. As security for the payment and performance of Hartville and Petsmarketing, Hartville and Petsmarketing executed a Loan and Security Agreement covering all now owned and hereafter acquired personal property. In addition, W. Russell Smith III, Hartville's president, and Whiskers, Inc., Hartville's largest shareholder, personally guaranteed the payment of the promissory note. Whiskers, Inc. also entered into a stock pledge agreement whereby it pledged its stock to Samir Financial to guarantee the repayment of the promissory note. Hartville and Petsmarketing may extend the term of the promissory note for an additional year in consideration for a $250,000 renewal fee.

Significant Risk Factors

We Must Raise Additional Capital to Repay Loan From Samir Financial II.
It is imperative that we raise additional capital to repay the promissory note of $3,000,000 due to Samir Financial II, L.L.C. in February 2004. If we are unsuccessful raising capital and can not repay the promissory note due Samir Financial II, we are likely to lose control of the company.

If We Default Pursuant To The Terms of the Loan and Security Agreement, We Will Lose Control of the Company.

In the event of a default as set forth in the Loan and Security Agreement, Samir Financial may exercise various rights and remedies without notice and Samir
Financial has the right to take possession of any and all collateral. This may result in a change in control of the company as Whiskers, Inc., our majority stockholder has pledged its stock to secure the repayment of the promissory note.

We Are Dependent On W. Russell Smith III and Robert L. Cashman.

Our success depends upon our retention of W. Russell Smith III, the company's president, and Robert L. Cashman, teh company's secretary. The loss of the services of either or both of Messrs. Smith and Cashman might significantly delay or prevent the achievement of our development and strategic objectives. We do not maintain key person life insurance on either of these individuals and neither of them is under any obligation to continue providing services to us.

The Exercise of Our Stock Options and Warrants Could Adversely Affect the Performance of Our Stock.

We have granted options to purchase 2,500,000 shares of our common stock at $.60 per share and warrants to purchase 300,000 shares of our common stock at $.83 per share. The exercise of these options and warrants will cause substantial dilution to the current owners of our common stock as well as ownership of a person or group that attempts to acquire us on terms not approved by our board of directors and may have the effect of deterring hostile takeover attempts.

Our Subsidiaries Operate in the Pet Health Insurance Industry Which Industry is Volatile; Risk of Economic Woes.

The insurance industry has experienced substantial losses as a result of September 11th. As a result many companies have withdrawn from various markets. We have encountered problems operating in the pet health insurance industry due to the recent market conditions. In the event the economy worsens and more and more people continue to lose their jobs, people may consider not having a pet health insurance policy in effect or may reduce the policy coverage.

Item  2.Description  Of  Property
---------------------------------

The company currently leases 2,500 square feet of office space at 7551 N. Main St North Carton, Ohio. The space is leased for five years at a rate of $2,383 per month. The property is in good condition and sufficient to meet the needs of the company at this time. The company does not plan to obtain additional space in the foreseeable future; however, if the company is successful in raising additional funds the resulting growth could require the company to acquire additional space.

Item  3.  Legal  Proceedings
----------------------------

     None

Item  4.  Submission  Of  Matters  To  Vote  Of  Security  Holders
------------------------------------------------------------------

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.


                                     Part II
                                     -------

Item  5  Market  for  Common  Equity  and  Related  Stockholder  Matters.
-------------------------------------------------------------------------

The company's Common Stock traded under the stock symbol VTLT until September 17, 2002 on the NASDAQ'S OTC Bulletin Board until it began trading under the symbol HTVL. The high and low closing bid information for the Company's Common Stock during the year ended December 31,2002 is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker.

             Year  ended  December 31,2002             High     Low

          Quarter  ended     March 31,2002              02     .02
          Quarter  ended     June  30,2002              02     .02
          Quarter  ended     Sept  30,2002            1.85    1.75
          Quarter ended      Dec   31,2002            1.05    1.01

The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions, The stock is thinly traded and transactions in the stock are sporadic and infrequent.

As of December 31,2002, there were approximately 61 shareholders of record of the company's common stock and no holders of the company's preferred stock.

The company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements, and financial condition and other such factors as the Board of Director may consider. The company affected a 100 to 1 reverse split on May 16,2002.

The company affected a 4:1 forward stock split on September 11,2002. As a result of the acquisition of Hartville Equestrian and the change of focus of the Registrant's business, the Registrant changed it name from Venturelist.com, Inc. to Hartville Group, Inc. and changed its trading symbol to HTVL.

In September 2002, the company issued an aggregate of 20,000 shares of common stock to two individuals in consideration for services rendered. The company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in the company, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On September 12,2002 the Registrant acquired 100% of the issued and outstanding shares of Hartville Equestrian in exchange for 2,251,000 post forward split shares of the Registrant's common stock. Following the Exchange, there were 3,011,244 shares of the Registrant's common stock outstanding.

In October 2002, the company issued 15,626 shares of common stock to an individual in consideration for services rendered. The company believes that the transaction was exempt from registration pursuant to Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that he was able to evaluate the merits and risks of an investment in the company, he had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On March 22, 2003, the company granted options to each of five individuals to purchase 500,000 shares of the company's common stock at $.60 per share pursuant to the company's stock option plan.

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

Item  6  Management's Discussion and Analysis Of Financial Condition and Results
--------------------------------------------------------------------------------
of  Operations.
---------------

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

Second Hartville Insurance Company earns underwriting profit on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Insurance Company. The premiums received by the company less claims paid equals underwriting profit. The business risk ceded--assumed--by the company has historically been approximately 20% of premiums written.

Results  of  Operations
-----------------------

Premiums written for the 12-month period ending December 31, 2002 were $5,841,703. This resulted in gross revenue of $1,796,026, as compared to the twelve months ended December 31, 2001 which had a premium written of $2,750,000 resulting in gross revenue of $1,237,248.

Operating expenses were $1,248,477 for the year ended December 31, 2001 compared to operating expenses of $1,780,089 for the twelve months ended December 31, 2002. The increase in operating expenses is principally due to losses and expenses from an increase in volume of premium sales and increased general and administrative expenses due to an increase in volume of premium sales.

Operating loss decreased from 11,229 for the year ended December 31, 2001 to a operating income for the twelve months ended December 31, 2002 of $15,937.
Operating  income  is  income  from  insurance  operations.

Other income increased from $721 for the year ended December 31, 2001 to $45,062 for the year ended December 31, 2002. Other income is interest income on policy reserves.

Other expense increased from $0 for the year ended December 31, 2001 to $24,980 for the year ended December 31, 2002. Other expense is expenses associated with the operations of the parent company.

The net income for the twelve months ended December 31, 2002 was $36,019 or $.02 per share. This compares to a net loss of $10,508 or $.01 per share for the year ended December 31, 2001. The company had been on a calendar year reporting basis; however, following the stock exchange with Venturelist.com, Inc., the company's reporting period changed to a fiscal year ending September 30. The company has now changed back to a calendar year basis for insurance purposes, thus filing this 10-KSB for the period ending December 31, 2002.

The company had an accumulated deficit of $408,505 at December 31, 2002. compared to an accumulated deficit or $321,024 as of December 2001.

Liquidity And  Capital  Resources
---------------------------------

As of December 31, 2002, the company had cash of $601,807,total current assets of $927,596 and working capital of $335,454. The company has been experiencing losses since inception, until recently. The losses have been getting smaller each year. The 12 month period ending December 31, 2002 shows a profit of $36,019 compared to loss of $10,508 for the prior 12 month period.

The change to profitable operations is largely attributed to the steady increase in the volume of premiums written. Management expects this trend to continue.

The company has accounts receivable of $50,000 from Whiskers, Inc. in connection with its purchase of stock from the company.

Net cash provided by operating activities decreased from $357,377 for the year ended December 31, 2001 to $224,070 for the year ended December 31, 2002, principally due to the following: increase in other receivables of $143,817, and a decrease in unearned commissions of $60,124.

Net cash used for investing activities increased by $216,072 from $315,009 for the year ended December 31, 2001 to $531,081 for the year ended December 31, 2002 principally due to the following: an increase in stock purchase receivable of $50,000, increase in deferred policy acquisition costs of $46,074, and an increase in other non-current assets of $116,136.

Net cash provided from financing activities decreased $833,414 from $845,679 for the year ended December 31, 2001 to $12,265 for the year ended December 31, 2002, principally due to the decrease in notes payable by $171,823 and the decrease in contributed capital by $1,009,086.

On February 19, 2003, Hartville Group, Inc. and its wholly-owned subsidiary Petsmarketing Insurance.com Agency, Inc. executed a promissory note to Samir Financial II, L.L.C. in the principal sum of $3,000,000 plus interest at 30% per year, with interest payments due monthly. The promissory note is due on February 19, 2004. Nine months of interest, $675,000, was prepaid out of the funds loaned to Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. In addition, Samir Financial, II was paid a closing fee of $325,000 which was also paid out of the funds loaned to Hartville Group and Petsmarketing Insurance.com Agency and Samir Financial receives a monitoring and collateral management fee of $3,000 per month. In connection with the loan, Samir Financial II, L.L.C. was granted a four year warrant to purchase 300,000 shares of Hartville common stock at an exercise price of $.83 per share. As security for the payment and performance of Hartville and Petsmarketing, Hartville and Petsmarketing executed a Loan and Security Agreement covering all now owned and hereafter acquired personal property. In addition, W. Russell Smith III, Hartville's president, and Whiskers, Inc., Hartville's largest shareholder, personally guaranteed the payment of the promissory note. Whiskers, Inc. also entered into a stock pledge agreement whereby it pledged its stock to Samir Financial to guarantee the repayment of the promissory note. Hartville and Petsmarketing may extend the term of the promissory note for an additional year in consideration for a $250,000 renewal fee.

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

Without additional capital funding, the company believes it can sustain operations as it is now operating profitably.

Item  7  Financial  Statements  And  Supplementary  Data
--------------------------------------------------------

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

On September 17, 2002, the Registrant engaged Terrance L. Kelley, Certified Public Accountant as its independent accountant for the fiscal year ended September 30, 2002. and the new fiscal year ending December 31,2002 During the most recent fiscal year and any subsequentinterim period prior to engaging
Terrance L. Kelley, the Company did not consult with Terrance L. Kelley regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Terrance L. Kelley has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Terrance L. Kelley did not furnish a letter to the Commission.

The Company requested that Malone review the disclosure and Malone was given an opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter was filed as an exhibit to that Report.

                                    PART III

Item  9  Directors,  Executive  Officers,  Promoters  and Control Persons of the
--------------------------------------------------------------------------------
Registrant Compliance  with  Section  16  (A)  of  the  Exchange.
-----------------------------------------------------------------


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

Dr.  Tomas  Neuzil,  Director
- ---------------------------

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

Item  10  Executive  Compensation
----------------------------------
The following table sets forth certain information concerning the compensation of the company's principal executive officer.


      NAME  AND  POSITION                     FISCAL             ANNUAL
                                              YEAR           Compensation
--------------------------                   -------         ------------
      W.  Russell  Smith  III
      Director ,President                                  Salary     Bonus
                                              2002        $45,000(1)     0

      Kris Lafour, Chief Executive Officer    2002          -(2)

      Steve Bauman, Chief Executive Officer   2001        $25,583(3)

(1)  Mr. Smith was paid by Petsmarketing, Inc., a wholly-owned subsidiary.
(2) Mr. Lafour, Former Chief Executive Officer of Venturelist.Com, Inc., was paid by M&A West, Inc., our former parent company.
(3) Mr. Bauman received 250,000 shares of Digital Bridge, Inc. from the company and M&A West, Inc. in connection with a settlement agreement and mutual release which was valued at $12,250.


The company has no employment contracts. The company does not have a bonus or stock option plan at this time. Officers and directors are elected annually.

Item  11  Security  Ownership  Of  Certain  Beneficial  Owners  and  Management
-------------------------------------------------------------------------------

The following is a listing of security ownership of management and certain beneficial owners of the Issuer's securities as of March 28, 2003. On that date there were 3,026,870 shares of the Issuer's stock issued and outstanding.


         Name                   Title          Number of Shares       Percentage
                                               Beneficially owned     owned

W. Russell Smith III      Director/President           -0-               0%
7551 North Main Street
North Canton, OH  44720

Robert L. Cashman         Director/Secretary      251,000(1)             8%
18482 Park Villa Place
Villa Park, CA  92861

Tomas Neuzil              Director                     -0-               0%
7551 North Main Street
North Canton, OH  44720

Whiskers, Inc                                   2,000,000               66%
7373 North Scottsdale Blvd
Suite D215
Scottsdale, AZ  85253

PS Management Holdings, Inc                       250,000                8%
18482 Park Villa Place
Villa Park, CA  92861

Allan Staggs                                    2,000,000(2)            66%
7373 North Scottsdale Blvd
Suite D215
Scottsdale, AZ  85253

Samir Financial II, L.L.C                       2,300,000(3)            69%
20682 N. Plumwood Drive
Kildeer, Illinois 60047

Total Officers and Directors as a group
(2 people)                                        251,000                8%
                                                 ---------              ---
Total Shareholders                              3,026,870              100%
                                                 ---------              ---

(1) Includes 250,000 shares owned of record by PS Management Holdings, Inc., of which Robert L. Cashman serves as the President.
(2) Includes 2,000,000 shares owned of record by Whiskers, Inc., of which Allan Staggs is the executive officer.
(3) Includes warrants to purchase 300,000 shares of stock at $.83 per share as well as 2,000,000 shares which have been pledged by Whiskers, Inc. pursuant to a Debtor's Security and Pledge Agreement.

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

In September 2002, Whiskers, Inc., our controlling shareholder, acquired 2,000,000 shares of our common stock in consideration for a $50,000 note and Whiskers, Inc. agreeing to obtain funding for us in the form of a stock investment or a loan in the amount of US$2,000,000. Whiskers, Inc. agreed to pay the costs, finder's fees, commissions and interest applicable in the event it is successful in obtaining financing or a loan for us. In the event Whiskers, Inc. was not successful in obtaining financing or a loan in the amount of $2,000,000 for the company by July 1, 2003, Whiskers, Inc. was to return the 2,000,000 shares of company common stock to the company for cancellation and the $50,000 payment would have been retained by the company.

In September 2002, we issued a former director 10,000 shares of our common stock in consideration for services rendered.

Item  13.  Exhibits  List  and  Reports  On  Form  8-k
-------------------------------------------------------

Index  to  Exhibits

  Exhibit  No.       Identification  of  Exhibit

  2.1  (2)           Exchange  Agreement  between  Hartville Group,  Inc.
                     Formerly  Venturelist  .com,  Inc., and  Hartville
                     Equestrian,  Inc.,  Formerly  Hartville Group,  Inc.

  3.1  (1)           Amended  and  restated  Articles  of  Incorporation

  3.2  (1)           By-Laws  of  Venturelist.com

  3.3  (2)           Certificate of Amendment to Articles of Incorporation.

  4.1  (1)           Form  of  Specimen  of  common  stock

  10.1 (*)           Stock Purchase Agreement with Whiskers, Inc.

  10.2 (*)           Promissory Note with Samir Financial II, L.L.C.

  10.3 (*)           Loan and Security Agreement with Samir Financial II, L.L.C.

  10.4 (*)           Hartville Group, Inc. Common Stock Warrant

  99.1 (*) CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

      *   Filed herein.
     (1) Filed as an Exhibit to the Company's registration statement on Form SB-2 (File No. 333-48544 ) and herein Incorporated by reference.
     (2) Filed as an Exhibit to the Company's Form 8-K filed on September 16, 2002.

     Reports  on  Form  8-K

     1.   On  September  16, 2002  the  company  filed  a  Form  8-K  to  report

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

     5. On February 18, 2003, the company filed an amended Form 8-K updating its financial statement disclosure.

     6. On February 25, 2003, the company filed a Form 8-K relating to a change in the company's fiscal year from September 30th to December 31st.

Item 14.  Evaluation  of  Disclosure  Controls  and  Procedures
---------------------------------------------------------------

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

                         SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned. Thereunto duly


Dated:  March 31, 2003

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


Signature  and  Capacity

/s/ W.  Russell  Smith  III                         Dated March 31,2003
-----------------------------                             -------------
W.  Russell  Smith  III
President  and  Director

/S/Robert  L.  Cashman                             Dated  March 31,2003
-------------------------                                 -------------
Robert  L.  Cashman
Secretary  and  Director

/s/  Dr.Tom  Neuzil                                Dated  March 31,2003
----------------------                                    -------------
Dr.  Tomas  Neuzil
Director

Financial Statements






TERANCE L. KELLEY
Certified Public Accountant          3250 West Market Street Suite 307,
                                     Fairlawn, OH 44333 (330) 864-2265


Hartville  Group,  Inc.  and  Subsidiaries
Canton,  Ohio

I have audited the consolidated Balance Sheet of Hartville Group, Inc. and Subsidiaries (A Development Stage Company), as of December 31, 2002 and December 31, 2001 and the related Consolidated Statements of Income, Consolidated Changes in Stockholders' Equity, and Consolidated Statement of Cash Flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on those financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, based on my audits, the financial statements referenced above present fairly, in all material respects, the financial position of Hartville Group, Inc. and Subsidiaries as of December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles accepted in the United States of America.



/s/ Terance L. Kelley
---------------------
Terance  L.  Kelley
February  6,  2003


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
December 31, 2002 and December 31,2001

                                                 December 31,   December 31,
                                                     2002           2001
                                                 -------------  -------------
ASSETS
Current Assets
  Cash                                           $     601,807  $     896,553
  Commissions receivable                               105,658         50,911
  Other receivables                                    168,773         12,478
  Prepaid expenses                                      51,358         32,862
                                                 -------------  -------------

    Total Current Assets                               927,596        992,804

Fixed Assets
  Property and equipment - net                         100,345         92,024
  Deferred policy acquisition costs
    - net                                              452,563        220,484
                                                 -------------  -------------
                                                       552,908        312,508
Other Assets
  Licensing fees. Less accumulated
    amortization of $21,324 and $14,706                 26,470         35,294
  Other non-current assets                             285,801        163,774
  Investments                                              156              -
                                                 -------------  -------------

                                                       312,427        199,068
                                                 -------------  -------------

Total Assets                                     $   1,792,931  $   1,504,380
                                                 =============  =============

See accompanying notes to financial statements.




                                                 December 31,    December 31,
                                                     2002            2001
                                                --------------  --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                              $      78,422   $      37,452
  Accrued expenses                                     61,529          29,797
  Premium deposits                                    390,516         189,675
  Unearned commissions                                      -          30,062
  Due to fronting carrier                              46,630               -
  Current portion of long-term debt                    15,045           8,877
                                                --------------  --------------

    Total Current Liabilities                         592,142         295,863

Long-Term Debt                                          3,974           4,127
                                                --------------  --------------

    Total Liabilities                                 596,116         299,990

Stockholders' Equity
  Common stock, 50,000,000
    shares authorized: $.001 par value;
    3,026,870 shares issued and
    outstanding at December 31,                         3,027           2,001
  Additional paid in capital                        1,652,293       1,523,413
  Deficit accumulated during development
    stage                                            (408,505)       (321,024)
  Stock purchase receivable                           (50,000)              -
                                                --------------  --------------

                                                    1,196,815       1,204,390
                                                --------------  --------------
    Total Liabilities and Stockholders' Equity  $   1,792,931   $   1,504,380
                                                ==============  ==============


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Income
For the Year ended December 31, 2002, for the Year Ended December 31, 2001, and for the
     Period from March 1, 2000 (Date of Inception) Through December 31, 2002 (Since
Inception)



                                                  December 31,    December 31,      Since
                                                      2002            2001        Inception
                                                 --------------  --------------  -----------
Commissions                                      $     865,723   $     599,499   $1,773,343
Premiums                                               930,303         637,749    1,568,052
                                                 --------------  --------------  -----------

                                                     1,796,026       1,237,248    3,341,395

Losses and expenses                                    662,904         382,649    1,045,553
Ceded costs                                            283,562         216,092      499,654
General and administrative                             833,623         649,736    1,931,561
                                                 --------------  --------------  -----------

                                                     1,780,089       1,248,477    3,476,768
                                                 --------------  --------------  -----------

Operating Income (loss)                                 15,937         (11,229)    (135,373)

Other income                                            45,062             721       80,450

Other expense                                          (24,980)              -     (230,032)
                                                 --------------  --------------  -----------

Income (Loss) before taxes                              36,019         (10,508)    (284,955)

Provision for taxes                                          -               -           50
                                                 --------------  --------------  -----------

NET INCOME (LOSS)                                $      36,019   $     (10,508)  $ (285,005)
                                                 ==============  ==============  ===========


Net income (loss) per common share               $        0.02          ($0.01)

Weighted average common shares outstanding           2,295,980       2,001,000

See accompanying notes to financial statements


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From March 1, 2000 (Date of Inception) through December 31, 2002


                                                Additional   Total
                                                  Common     Stock    Paid in     Accumulated    Stockholders'
                                                  Shares    Amount    Capital       Deficit         Equity
                                                ----------  -------  ----------  -------------  ---------------
Balance at March 1, 2000                                 -        -           -             -                -
  Retroactive stock issued                       2,001,000  $ 2,001  $  508,327  $          -   $      510,328

  Net Loss                                               -        -           -      (310,516)        (310,516)
                                                ----------  -------  ----------  -------------  ---------------

Balance at December 31, 2000                     2,001,000    2,001     508,327      (310,516)         199,812

  Capital contributed 2001                               -        -   1,015,086             -        1,015,086

  Net Loss                                               -        -           -       (10,508)         (10,508)
                                                ----------  -------  ----------  -------------  ---------------

Balance December 31, 2001                        2,001,000    2,001   1,523,413      (321,024)       1,204,390

  Acquisition of Venturelist.com, Inc.             760,244      760     122,740      (123,500)               -
  Sale of shares                                   250,000      250       6,000             -            6,250
  Stock issued for investment                       15,626       16         140             -              156
  Net income                                             -        -           -        36,019           36,019

Balance December 31, 2002                        3,026,870  $ 3,027  $1,652,293  $   (408,505)  $    1,246,815
                                                ==========  =======  ==========  =============  ===============

See accompanying notes to financial statements


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Nine Months Ended December 31, 2002, for the Year Ended December 31, 2001, and for the
     Period from March 1, 2000 (Date of Inception) Through December 31, 2002 (Since Inception)



                                                         December 31,    December 31,      Since
                                                             2002            2001        Inception
                                                        --------------  --------------  ------------
Cash flows from operating activities
  Net loss                                              $      36,019   $     (10,508)  $  (285,005)
  Adjustments to reconciliation net loss to net
    cash provided by operating activities
    Depreciation                                               40,986          31,027        89,957
    Amortization                                               86,492          52,014       144,388
    Decrease/(increase) commissions receivable                (54,747)         86,489      (105,658)
    (Increase) Other receivables                             (156,295)        (12,478)     (168,773)
    Decrease/(increase) Prepaid expenses                      (18,496)        (29,976)      (51,358)
    (Increase) Licensing fees                                       -               -       (50,000)
    Increase Accounts payable                                  40,970          (8,675)       78,422
    Increase Accrued expenses                                  31,732          29,747        61,529
    Increase Premium deposits                                 200,841         189,675       390,516
    (Decrease)/increase Unearned commissions                  (30,062)         30,062             -
    Increase/(decrease) Due to fronting carrier                46,630               -        46,630
                                                        --------------  --------------  ------------
Net Cash Provided by /(Used for ) Operating Activities        224,070         357,377       150,648

Cash Flows from Investing Activities
    Increase in Stock purchase receivable                     (50,000)              -       (50,000)
    Increase Deferred policy acquisition costs               (309,747)       (263,673)     (573,420)
    Increase Property and equipment                           (49,307)        (45,445)     (190,303)
    Increase Other non-current assets                        (122,027)         (5,891)     (285,801)
                                                        --------------  --------------  ------------

Net Cash Used for Investing Activities                       (531,081)       (315,009)   (1,099,524)

Cash Flows from Financing Activities
    Proceeds from notes payable                                21,406          17,807       221,624
    Payment on notes payable                                  (15,391)       (187,214)     (202,605)
    Issuance of Common stock                                      250               -         2,412
    Contributed capital                                         6,000       1,015,086     1,529,252
                                                        --------------  --------------  ------------

Net Cash Provided from Financing Activities                    12,265         845,679     1,550,683
                                                        --------------  --------------  ------------

Net Increase in Cash and Cash Equivalents                    (294,746)        888,047       601,807

Cash and Cash Equivalents - Beginning                         896,553           8,506             -

Cash and Cash Equivalents - Ending                      $     601,807   $     896,553   $   601,807
                                                        ==============  ==============  ============

See accompanying notes to financial statements

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

DEVELOPMENT STAGE COMPANY
-------------------------

Hartville Group, Inc. and Subsidiaries (the Company) are development stage companies as defined under Statements of Financial Accounting Standards No. 7. Hartville Group, Inc. was incorporated in the state of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio, which sells sickness and accident policies for domestic household pets, for Hartville Group, Inc. and for Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer's License under the laws of the Cayman Islands.

On February 1, 2002 Petsmarketing, Inc. transferred its entire interest in Petsmarketing Insurance.Com Agency, Inc. to Hartville Group, Inc. (A Nevada Corporation) in exchange for 1,500,000 shares of Hartville Group. Also at the same time Petsmarketing, Inc. transferred its entire interest in Hartville Insurance Company, LTD (A Cayman Island Corporation) to Hartville Group Inc. in exchange for 500,000 shares of Hartville Group. When the transfer was complete Petsmarketing, Inc. owned 2,000,000 of the 2,001,000 shares outstanding of Hartville Group, Inc., thereby making Hartville Group, Inc. a subsidiary of Petsmarketing, Inc. Since there was no significant change in ownership, the transaction was accounted for as similar to a pooling of interests with all assets and liabilities recorded at historical values.

On September 12, 2002 Hartville Group, Inc. the holding company was acquired by Venturelist.com, Inc. a Nevada public, reporting corporation. Venturelist.com was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Venturelist.com, Inc. changed it's name to Hartville Group, Inc. at the time of the acquisition and at the same time Hartville Group, Inc. changed its name to Hartville Equestrian, Inc.

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

                                December 31, 2002

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

REVENUE  RECOGNITION  POLICIES
------------------------------

Policies are issued for a term of one year, thus the Company recognizes commissions on a 1/12 annual basis as premiums are received. In the event premiums are paid in advance; For example a policy on which the annual premium is paid in advance, the liability, unearned commissions is recognized until the premium is earned on a 1/12 annual basis. Commissions receivable represent commissions due the company from Clarendon National Insurance Company for premiums received during the previous month. Premium deposits are recorded as cash at year end with the recording of a corresponding liability to the reinsurance carriers. Ceded costs represent the proportional losses paid on policies under the reinsurance agreements. Due to fronting carrier, represents any amounts collected by the Company due to Clarendon National Insurance Company as the fronting carrier.

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

                                December 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

INCOME TAXES
------------

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 "Accounting for Income Taxes", which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting.

OTHER RECEIVABLES
-----------------

These amounts represent monies advanced to an unrelated entity. The funds are to be paid by July 1, 2003. The amount outstanding bears interest at 8% per annum.

DEFERRED POLICY ACQUISITION COST
--------------------------------

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. Management was amortizing these costs over 36 months. However, on January 1, 2002 management elected to extend the estimated life of these assets to 60 months. Management felt this change brought its amortization life closer to industry standards. Total costs deferred at December 31,2002 were $573,420 with accumulated amortization through that date of $120,857. The impact of this change on the Company's earnings through December 31, 2002 would have been an additional $24,000 of expense.

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

                                December 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

SOFTWARE  DEVELOPMENT  COSTS
----------------------------

The Company has expended $274,828 in software development costs through December 31, 2002 for internal use software. The software being developed is called PUPPS(C) a proprietary software, which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. The Company will amortize these costs over its estimated useful life, which has not been determined at this time, once the development stage is complete.

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

NOTE 2 - OTHER NONCURRENT ASSETS
--------------------------------

Other noncurrent assets represent software costs associated with the development of the Company's computer system in the amount of $274,828. The software being developed is called PUPPS(C) a proprietary software which, will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. As of December 31, 2002, the software is still under development and has not been placed in service. Also included are insurance license costs of $7,428 and organization costs of $665.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                December 31, 2002

NOTE 3 - FIXED ASSETS
---------------------

Property and equipment are summarized by major classifications as follows:

                                        December 31,        December 31,
                                           2002                2001
                                           ----                ----

Furniture and fixtures                   $  5,979             $  3,360
Equipment                                 117,685               81,690
Software                                   55,563               45,744
Leasehold Improvements                     10,899               10,202
                                          ------                ------
                                          190,126              140,996
Less:  accumulated depreciation           (89,781)             (48,972)
                                          ------                ------
                                         $100,345              $92,024
                                          ======                ======

Deferred policy acquisition costs are summarized as follows:

                                        December 31,        December 31,
                                           2002                2001
                                           ----                ----

Deferred policy acquisition costs        $  573,420           $  263,673
Less: accumulated amortization             (120,857)             (43,189)
                                          ---------               --------
                                           $452,563              $220,484
                                           =========             ========

NOTE 4 - NOTES PAYABLE
----------------------

On June 14, 2001 the Company entered into a lease purchase arrangement with a finance company for a phone system. The total borrowed was $17,807. The note calls for 24 monthly payments of $858 including interest at 15.7%. The last three payments were prepaid when the note was signed. The balance outstanding at December 31, 2002 was $4,126. The equipment financed secures the note.

On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments were prepaid when the note was signed. The balance outstanding at December 31, 2002 was $14,893. The equipment financed secures the note.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                December 31, 2002

NOTE  4  -  NOTES  PAYABLE  (CONTINUED)
---------------------------------------

Maturities  on  long-term  debt  are  as  follows:
     Year  ending  December  31,

2002     $15,045
2003     $ 4,974

NOTE 5 - INCOME TAXES
---------------------

The Company has a net operating loss carryforward of approximately $310,000 available for up to twenty (20) years for federal purposes. Pursuant to Internal Revenue Code Section 382 and the regulations thereunder, the amounts of utilizable carryover may be limited as a result of ownership changes or even eliminated if business continuity requirements are not met. Net operating losses may be carried forward for fifteen consecutive tax years for the state of Ohio. There were no temporary differences allowing no deferred tax liabilities to arise.

Components of Income Tax Expenses are as follows:
                                    December 31,
     CURRENT                            2002
                                        ----

                      Federal                           $  -0-
                      States                               -0-
                                                    ----------
NET PROVISION/(BENEFIT FOR INCOME TAXES)                $  -0-
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

     Year ending December 31                          Amount
               2003                                   26,000
               2004                                   26,000

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                December 31, 2002


NOTE 6 - COMMITMENTS (CONTINUED)
--------------------------------

     Year ending December 31                          Amount
               2005                                    8,677
                                                  ----------
               Total                               $  60,667
                                                      ======

Rental expense was approximately $29,368 for the year ended December 31, 2002.

NOTE 7 - UNDERWRITING
---------------------

January 1, 2001 the Company started to market, administrator and reinsure a portion of its underwriting risk. Each year's business is ceded to reinsurers under an annual quota share reinsurance agreement. At present there are two such treaties in effect. Below shows the breakdown of revenue and direct expenses under each of these treaties to date:

                                Inception  to  date------------------------
                                           2002          2001
                                          ------         ----
                                          Treaty        Treaty          Total
                                          ------        ------        -------
          Premiums                    $  514,676     $ 1,053,376     $ 1,568,052

          Losses  and expenses           142,661         888,892       1,031,553
          Ceded  costs                   148,484         342,347         490,831
                                          ------        ------        -------

          Underwriting  Profit/(Loss) $  223,531     $  (177,863)     $   45,668
                                         ==========     ============    ========

NOTE  8  RELATED  PARTY  TRANSACTIONS
-------------------------------------

At December 31, 2002 the Company has an Accounts Receivable on its books for $50,000 from its majority shareholder for the purchase of stock.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                December 31, 2002

NOTE  9  -  OPERATING  SEGMENTS
-------------------------------

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

NOTE  10  -  SUBSEQUENT  EVENTS
-------------------------------

On February 19, 2003 Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. entered into a loan and security agreement with a finance company. The amount borrowed was $3,000,000 at 30% interest due February 19, 2004 with an option to extend for an additional year as long as there are no defaults under the agreement. The business assets of the Companies secure the loan. The President of the Company and the Company's majority shareholder also guarantee the loan. Under a separate agreement with the Company's majority shareholder; the shareholder will assume all costs in connection with this loan including the periodic interest charges.

TERANCE L. KELLEY
Certified Public Accountant          3250 West Market Street Suite 307,
                                     Fairlawn, OH 44333 (330) 864-2265





                Report of Independent Certified Public Accountant
                -------------------------------------------------
                          on Supplementary Information
                          ----------------------------


Board  of  Directors
Hartville  Group,  Inc.  and  Subsidiaries
Canton,  Ohio



My audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole of Hartville Group, Inc. and subsidiaries as of December 31, 2002, which are presented in the preceding section of this report. The supplementary information as of and for the year ended December 31, 2002 presented hereafter is for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the audit procedures applied in the audit of the basic financial statements and, in my opinion, is fairly stated in all material respects, in relation to the basic financial statements taken as a whole.




/s/ Terance L. Kelley
----------------------
Terance  L.  Kelley
February  6,  2003


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
Details of Consolidation
December 31, 2002

                                                                                                 Petsmarketing     Hartville
                                                                  Hartville       Hartville     Insurance.com       Insurance
                                    Total        Eliminations    Group, Inc.    Equestrian, Inc.   Agency, Inc.   Company, LTD
                                ASSETS
Current Assets
  Cash                          $      601,807  $           -   $           78  $               -  $     115,824  $     485,905
  Commissions receivable               105,658              -                -            105,658              -
  Other receivable                     168,773       (155,000)           6,250            103,000        194,795         19,728
  Prepaid expense                       51,358              -                -                  -         21,517         29,841
                                --------------  --------------  --------------  -----------------  -------------  -------------
                                       927,596       (155,000)           6,328            103,000        437,794        535,474
Fixed Assets
  Property and equipment - net         100,345              -                -                  -        100,345              -
  Deferred policy acquisition
     costs '- net                      452,563              -                -                  -        452,563              -
                                --------------  --------------  --------------  -----------------  -------------  -------------
                                       552,908              -                -                  -        552,908              -
Other Assets
  Licensing fees - net                  26,470              -                -                  -         26,470              -
  Other non-current assets             285,801              -                -                665        285,136              -
  Investments                              156              -              156                  -              -              -
                                --------------  --------------  --------------  -----------------  -------------  -------------
                                       312,427              -              156                665        311,606              -
                                --------------  --------------  --------------  -----------------  -------------  -------------

                                $    1,792,931  $    (155,000)  $        6,484  $         103,665  $   1,302,308  $     535,474
                                ==============  ==============  ==============  =================  =============  =============


See accompanying notes to financial statements


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
Details of Consolidation
September 30, 2002

                                                                                                  Petsmarketing     Hartville
                                                                  Hartville       Hartville      Insurance.com       Insurance
                                  Total        Eliminations     Group, Inc.     Equestrian, Inc.    Agency, Inc.    Company, LTD
LIABILITIES AND
STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                   78,422   $    (155,000)  $       25,058   $         155,565   $      38,799   $      14,000
  Accrued expenses                   61,529               -                -                   -          54,557           6,972
  Premium deposits                  390,516               -                -                   -         390,516               -
  Unearned commissions                    -               -                -                   -               -               -
  Due to fronting carrier            46,630               -                -                   -               -          46,630
  Current portion
  long-term debt                     15,045               -                -                   -          15,045               -
                             ---------------  --------------  ---------------  ------------------  --------------  --------------
                                    592,142        (155,000)          25,058             155,565         498,917          67,602
Long-Term Debt                        3,974               -                -                   -           3,974               -
                             ---------------  --------------  ---------------  ------------------  --------------  --------------

Total Liabilities                   596,116        (155,000)          25,058             155,565         502,891          67,602

Stockholders' Equity
  Common stock                        3,027          (1,100)           3,027                 100               -           1,000
  Additional paid capital         1,652,293           1,100          126,879                   -       1,025,314         499,000
  Deficit accumulated              (408,505)              -         (148,480)             (2,000)       (225,897)        (32,128)
  Stock purchase receivable         (50,000)              -                -             (50,000)              -               -
                             ---------------  --------------  ---------------  ------------------  --------------  --------------
                                  1,196,815               -          (18,574)            (51,900)        799,417         467,872
                             ---------------  --------------  ---------------  ------------------  --------------  --------------

                             $    1,792,931   $    (155,000)  $        6,484   $         103,665   $   1,302,308   $     535,474
                             ===============  ==============  ===============  ==================  ==============  ==============


See accompanying notes to financial statements


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Income
Details of Consolidation
For the Nine Months Ended September 30, 2002

                                                                                                Petsmarketing      Hartville
                                                                 Hartville       Hartville      Insurance.com       Insurance
                                  Total       Eliminations     Group, Inc.     Equestrian, Inc.   Agency, Inc.    Company, LTD
Commissions and fees income  $      865,723   $           -  $            -   $               -   $     865,723  $           -
Premiums                            930,303               -               -                   -               -        930,303
                             ---------------  -------------  ---------------  ------------------  -------------  --------------
                                  1,796,026               -               -                   -         865,723        930,303

Losses and expenses                 662,904               -               -                   -               -        662,904
Ceded costs                         283,562               -               -                   -               -        283,562
General and administrative          833,623               -               -               5,000         777,951         50,672
                             ---------------  -------------  ---------------  ------------------  -------------  --------------
                                  1,780,089               -               -               5,000         777,951        997,138

Operating loss                       15,937               -               -              (5,000)         87,772        (66,835)

Other income                         45,062               -               -               3,000          34,236          7,826
Other expenses                      (24,980)              -         (24,980)                  -               -              -
                             ---------------  -------------  ---------------  ------------------  -------------  --------------

Loss before taxes                    36,019               -         (24,980)             (2,000)        122,008        (59,009)

Tax provisions                            -               -               -                   -               -              -
                             ---------------  -------------  ---------------  ------------------  -------------  --------------

NET LOSS                     $       36,019   $           -  $      (24,980)  $          (2,000)  $     122,008  $     (59,009)
                             ===============  =============  ===============  ==================  =============  ==============


See accompanying notes to financial statements