Form 10KSB/A
period 2002-12-31
HARTVILLE GROUP  INC
filed 2003-04-24
CIK 1126960

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

DOCUMENTS  INCORPORATED  BY  REFERENCE:  none

Transitional  Small  Business  Disclosure  Format              YES ( )    NO (X)
--------------------------------------------------------------------------------



                              HARTVILLE GROUP, INC.
                                  Form  10-KSB

                               Table  of  Contents


PART I                                                                         3
   Item 1.  DESCRIPTION OF  BUSINESS                                           6
   Item 2.  DESCRIPTION OF  PROPERTY                                           6
   Item 3.  LEGAL  PROCEEDINGS                                                 6
   Item 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                  6
PART II                                                                        6
   Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER  MATTERS          6
   Item 6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL CONDITION
            AND  RESULTS  OF  OPERATIONS                                       7
   Item 7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA                    8
   Item 8.  CHANGES  IN  AND  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND  FINANCIAL  DISCLOSURE                                         8
PART III                                                                       9
   Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE REGISTRANT; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT. 9
   Item 10. EXECUTIVE  COMPENSATION                                           10
   Item 11. SECURITY  OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT   11
   Item 12. CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS                12
   Item 13. EXHIBITS  AND  REPORTS  ON  FORM  8-K                             12
   Item 14. EVALUATION  OF  DISCLOSURE  CONTROLS  AND  PROCEDURES             13
SIGNATURES                                                                    13
EXHIBIT INDEX                                                                 13

                                     PART I

Item  1.  DESCRIPTION OF BUSINESS
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

Significant Risk Factors

We Must Raise Additional Capital to Repay Loan From Samir Financial II.

The Company must raise additional capital to repay the promissory note of $3,000,000 due to Samir Financial II, L.L.C. in February 2004, which loan may be extended by the Company until February 2005 in consideration for $250,000.

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

We Are Dependent On W. Russell Smith III and Robert L. Cashman.

Our success depends upon our retention of W. Russell Smith III, the company's president, and Robert L. Cashman, the company's secretary. The loss of the services of either or both of Messrs. Smith and Cashman might significantly delay or prevent the achievement of our development and strategic objectives. We are currently in the process of obtaining a $3,000,000 key man life insurance policy on the life of Mr. Smith. We do not maintain key person life insurance on the life of Mr. Cashman. Mr. Smith and Mr. Cashthem are not under any obligation to continue providing services to us.

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

Our Subsidiaries Operate in the Insurance Industry Which Industry is Volatile; Risk of Economic Woes.

The insurance industry has experienced substantial losses as a result of war and terrorist acts. As a result many companies have withdrawn from various markets. We have encountered problems in the reinsurance markets, however personal lines and livestock programs do not appear to be as significantly impacted.

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

The company affected a 4:1 forward stock split on September 11, 2002. As a result of the acquisition of Hartville Equestrian and the change of focus of the Registrant's business, the Registrant changed it name from Venturelist.com, Inc. to Hartville Group, Inc. and changed its trading symbol to HTVL.

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

On September 17, 2002, the Registrant engaged Terrance L. Kelley, Certified Public Accountant as its independent accountant for the fiscal year ended September 30, 2002. and the new fiscal year ending December 31,2002 During the most recent fiscal year and any subsequent interim period prior to engaging
Terrance L. Kelley, the Company did not consult with Terrance L. Kelley regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Terrance L. Kelley has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Terrance L. Kelley did not furnish a letter to the Commission.

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



         Name                   Title          Number of Shares       Percentage
                                               Beneficially owned     owned

W. Russell Smith III      Director/President           -0-               0%
7551 North Main Street
North Canton, OH  44720

Robert L. Cashman         Director/Secretary      251,000(1)             8%
18482 Park Villa Place
Villa Park, CA  92861

Tomas Neuzil              Director                     -0-               0%
7551 North Main Street
North Canton, OH  44720

Whiskers, Inc                                   2,000,000               66%
7373 North Scottsdale Blvd
Suite D215
Scottsdale, AZ  85253

PS Management Holdings, Inc                       250,000                8%
18482 Park Villa Place
Villa Park, CA  92861

Allan Staggs                                    2,000,000(2)            66%
7373 North Scottsdale Blvd
Suite D215
Scottsdale, AZ  85253

Samir Financial II, L.L.C                       2,300,000(3)            69%
20682 N. Plumwood Drive
Kildeer, Illinois 60047

Richard Johnson                                   500,000(4)           14%
18482 Park Villa Place
Villa Park, CA 92861

Karen Fowler                                      500,000(4)          14%
18482 Park Villa Place
Villa Park, CA 92861

John Vilagi                                       500,000(4)          14%
18482 Park Villa Place
Villa Park, CA 92861

Glenn Glasshagel                                  500,000(4)          14%
18482 Park Villa Place
Villa Park, CA 92861

Roland Thomas                                     500,000(4)          14%
18482 Park Villa Place
Villa Park, CA 92861

Total Officers and Directors as a group
(2 people)                                        251,000                8%
                                                 ---------              ---
Total Shareholders                              3,026,870              100%
                                                 ---------              ---

(1) Includes 250,000 shares owned of record by PS Management Holdings, Inc., of which Robert L. Cashman serves as the President.
(2) Includes 2,000,000 shares owned of record by Whiskers, Inc., of which Allan Staggs is the executive officer.
(3) Includes warrants to purchase 300,000 shares of stock at $.83 per share as well as 2,000,000 shares which have been pledged by Whiskers, Inc. pursuant to a Debtor's Security and Pledge Agreement.
(4) Includes options to purchase 500,000 shares of common stock at an exercise price of $.60 per share.

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

                         SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned. Thereunto duly


Dated:  April 23, 2003

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


Signature  and  Capacity

/s/ W.  Russell  Smith  III                         Dated April 23,2003
-----------------------------                             -------------
W.  Russell  Smith  III
President  and  Director

/S/Robert  L.  Cashman                             Dated  April 23,2003
-------------------------                                 -------------
Robert  L.  Cashman
Secretary  and  Director

/s/  Dr.Tom  Neuzil                                Dated  April 23,2003
----------------------                                    -------------
Dr.  Tomas  Neuzil
Director



CERTIFICATIONS

I, W. Russell Smith III, Principal Executive Officer, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Hartville Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 23, 2003


/s/ W. Russell Smith
_______________________
W. Russell Smith,
President

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



/s/ Terance L. Kelley
---------------------
Terance  L.  Kelley
February  6,  2003
EXCEPT FOR FOOTNOTE 10, FOR WHICH THE DATE IS FEBRUARY 19, 2003


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