Form 10QSB
period 2003-03-31
HARTVILLE GROUP  INC
filed 2003-05-20
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDING MARCH 31, 2003


                               HARTVILLE GROUP, INC.
             (Exact name of Registrant as specified in its charter)

                 NEVADA                    333-82786        94-3360099
                ---------                 ------------     ---------------
     (State or other jurisdiction of     (Commission     (IRS Employer
     incorporation or organization)      File Number     Identification Number)

                             7551 NORTH MAIN STREET
                            NORTH CANTON, OHIO 44720

              (Address of Registrant's principal executive offices)

                                 (330) 305-1352
              (Registrant's telephone number, including area code)


    (Former name, former address and former fiscal year, if changed since last report)

     Title of each class     Name of each exchange on which registered
         Not Applicable                Not Applicable

         Securities registered under Section 12(b) of the Exchange Act:

                          Common Stock $.001 Par Value
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         On May 20, 2003, the issuer had a total of 3,026,870 shares of common stock issued and outstanding.


                          PART I FINANCIAL INFORMATION
General

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company's annual report on Form 10-KSB for the year ended 12-31-2002. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended 3-31-03 are not necessarily indicative of the results that can be expected for the year ended 12-31-03.

Financial Statements

TERANCE L. KELLEY
Certified Public Accountant          3250 West Market Street Suite 307,
                                     Fairlawn, OH 44333 (330) 864-2265



Hartville  Group,  Inc.  and  Subsidiaries
Canton,  Ohio

I have reviewed the accompanying consolidated balance sheets of Hartville Group, Inc. and Subsidiaries as of March 31, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three months then ended, in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Hartville Group, Inc. and Subsidiaries.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the March 31, 2003 financial statements in order for them to be in conformity with generally accepted accounting principles.

I audited the December 31, 2002 financial statements. My opinion dated February 6, 2003 stated that these statements presented fairly, in all material respects, the financial position, and results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles accepted in the United States of America.




Terance  L.  Kelley
May  18,  2003


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
March 31, 2003 and December 31,2001

                                                  March 31,  December 31,
                                                    2003        2002
                                                 ----------  ----------
     ASSETS
Current Assets
  Cash                                           $2,091,852  $  601,807
  Commissions receivable                            188,720     105,658
  Other receivables                               1,807,279     168,773
  Prepaid expenses                                   55,164      51,358
                                                 ----------  ----------

    Total Current Assets                          4,143,015     927,596

Fixed Assets
  Property and equipment - net                      117,826     100,345
  Deferred policy acquisition costs
    - net                                           516,950     452,563
                                                 ----------  ----------
                                                    634,776     552,908
Other Assets
  Licensing fees. Less accumulated
    amortization of $25,802 and $21,324.             25,698      26,470
  Other non-current assets                          368,344     285,801
  Investments                                           156         156
                                                 ----------  ----------

                                                    394,198     312,427
                                                 ----------  ----------
Total Assets                                     $5,171,989  $1,792,931
                                                 ==========  ==========

See accompanying notes to financial statements.




                                                 March 31,  December 31,
                                                   2003         2002
                                                -----------  -----------
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                                 $3,000,000   $        -
  Accounts payable                                  60,760       78,422
  Accrued expenses                                  73,378       61,529
  Premium deposits                                 696,168      390,516
  Unearned commissions                                   -            -
  Due to fronting carrier                                -       46,630
  Current portion of long-term debt                  8,324       15,045
                                                -----------  -----------

    Total Current Liabilities                    3,838,630      592,142

Long-Term Debt                                       3,974        3,974
                                                -----------  -----------

    Total Liabilities                            3,842,604      596,116

Stockholders' Equity
  Common stock, 50,000,000
    shares authorized: $.001 par value;
    3,026,870 shares issued and
    outstanding at December 31,                      3,027        3,027
  Additional paid in capital                     1,652,293    1,652,293
  Deficit accumulated during development
    stage                                         (275,935)    (408,505)
  Stock purchase receivable                        (50,000)     (50,000)
                                                -----------  -----------

                                                 1,329,385    1,196,815
                                                -----------  -----------


    Total Liabilities and Stockholders' Equity  $5,171,989   $1,792,931
                                                ===========  ===========


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Income
For the Three Months Ended March 31, 2003 and the Year Ended December 31, 2002, and
for the
     Period from March 1, 2000 (Date of Inception) Through March 31, 2003 (Since
Inception)


                                                  March 31,  December 31,    Since
                                                    2003        2002       Inception
                                                 ----------  -----------  -----------
Commissions                                      $  338,979  $  865,723   $2,112,322
Premiums                                            320,269     930,303    1,888,321
                                                 ----------  -----------  -----------

                                                    659,248   1,796,026    4,000,643

Losses and expenses                                 138,206     662,904    1,183,759
Ceded costs                                          92,944     283,562      592,598
General and administrative                          297,007     833,623    2,228,568
                                                 ----------  -----------  -----------

                                                    528,157   1,780,089    4,004,925
                                                 ----------  -----------  -----------

Operating Income (loss)                             131,091      15,937       (4,282)

Other income                                          1,479      45,062       81,929

Other expense                                             -     (24,980)    (230,032)
                                                 ----------  -----------  -----------

Income (Loss) before taxes                          132,570      36,019     (152,385)

Provision for taxes                                       -           -           50
                                                 ----------  -----------  -----------

NET INCOME (LOSS)                                $  132,570  $   36,019   $ (152,435)
                                                 ==========  ===========  ===========


Net income (loss) per common share               $     0.04  $     0.02

Weighted average common shares outstanding        3,026,870   2,295,980

See accompanying notes to financial statements


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From March 1, 2000 (Date of Inception) through March 31, 2003

                                                                   Additional                  Total
                                                 Common    Stock     Paid in   Accumulated  Stockholders'
                                                 Shares    Amount    Capital     Deficit       Equity
                                                ---------  -------  ----------  ----------  -----------
Balance at March 1, 2000                                -        -           -          -            -
  Retroactive stock issued                      2,001,000  $ 2,001  $  508,327  $       -   $  510,328

  Net Loss                                              -        -           -   (310,516)    (310,516)
                                                ---------  -------  ----------  ----------  -----------

Balance at December 31, 2000                    2,001,000    2,001     508,327   (310,516)     199,812

  Capital contributed 2001                              -        -   1,015,086          -    1,015,086

  Net Loss                                              -        -           -    (10,508)     (10,508)
                                                ---------  -------  ----------  ----------  -----------

Balance December 31, 2001                       2,001,000    2,001   1,523,413   (321,024)   1,204,390

  Acquisition of Venturelist.com, Inc.            760,244      760     122,740   (123,500)           -
  Sale of shares                                  250,000      250       6,000          -        6,250
  Stock issued for investment                      15,626       16         140          -          156
  Net income                                            -        -           -     36,019       36,019
                                                ---------  -------  ----------  ----------  -----------

Balance December 31, 2002                       3,026,870    3,027   1,652,293   (408,505)   1,246,815

  Net income                                            -        -           -    132,570      132,570
                                                ---------  -------  ----------  ----------  -----------

Balance December 31, 2003                       3,026,870  $ 3,027  $1,652,293  $(275,935)  $1,379,385
                                                =========  =======  ==========  ==========  ===========

See accompanying notes to financial statements


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Three Months Ended March 31, 2003,and for the Year Ended December 31, 2002, and for the
     Period from March 1, 2000 (Date of Inception) Through March 31, 2003 (Since Inception)


                                                           March 31,  December 31,    Since
                                                             2003         2002      Inception
                                                         ------------  ----------  ------------
Cash flows from operating activities
  Net Income / (Loss)                                    $   132,570   $  36,019   $  (152,435)
  Adjustments to reconciliation net loss to net
    cash provided by operating activities
    Depreciation                                              12,367      40,986       102,324
    Amortization                                              31,592      86,492       175,980
    Decrease/(increase) commissions receivable               (83,062)    (54,747)     (188,720)
    (Increase) Other receivables                          (1,638,506)   (156,295)   (1,807,279)
    Decrease/(increase) Prepaid expenses                      (3,806)    (18,496)      (55,164)
    (Increase) Licensing fees                                 (1,500)          -       (51,500)
    (Decrease) Increase Accounts payable                     (17,662)     40,970        60,760
    Increase Accrued expenses                                 11,849      31,732        73,378
    Increase Premium deposits                                305,652     200,841       696,168
    (Decrease)/increase Unearned commissions                       -     (30,062)            -
    Increase/(decrease) Due to fronting carrier              (46,630)     46,630             -
                                                         ------------  ----------  ------------
Net Cash Provided by /(Used for ) Operating Activities    (1,297,136)    224,070    (1,146,488)

Cash Flows from Investing Activities
    Increase in Stock purchase receivable                          -     (50,000)      (50,000)
    Increase Deferred policy acquisition costs               (93,707)   (309,747)     (667,127)
    Increase Property and equipment                          (29,848)    (49,307)     (220,151)
    Increase Other non-current assets                        (82,543)   (122,027)     (368,344)
                                                         ------------  ----------  ------------

Net Cash Used for Investing Activities                      (206,098)   (531,081)   (1,305,622)

Cash Flows from Financing Activities
    Proceeds from notes payable                            3,000,000      21,406     3,221,624
    Payment on notes payable                                  (6,721)    (15,391)     (209,326)
    Issuance of Common stock                                       -         250         2,412
    Contributed capital                                            -       6,000     1,529,252
                                                         ------------  ----------  ------------

Net Cash Provided from Financing Activities                2,993,279      12,265     4,543,962
                                                         ------------  ----------  ------------

Net Increase in Cash and Cash Equivalents                  1,490,045    (294,746)    2,091,852

Cash and Cash Equivalents - Beginning                        601,807     896,553             -

Cash and Cash Equivalents - Ending                       $ 2,091,852   $ 601,807   $ 2,091,852
                                                         ============  ==========  ============

See accompanying notes to financial statements

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 March 31, 2003

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

The Company, when originally organized was to include both an insurance agency and a reinsurance company, which would take an 80 to 90% quota share participation in the pet health insurance thereby increasing the portion of risk and profits retained by the Company. At March 31, 2003 this goal had not been accomplished and therefore the Company is still considered to be in the development stage at this time.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Hartville Insurance Company LTD has taken a 40% quota share (compared to a 20% per quota share in 2002) participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by National Licensed Insurance Company. The remaining 60% of risk (80% in 2002) is ceded to re-insurers. The policies have been issued on a "claims made" basis with policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian's fees and $5,000 per animal for mortality.

The consolidated financial statements include the accounts of the Petsmarketing Insurance.com Agency, Inc., Hartville Equestrian, Inc. and Hartville Insurance Company, LTD, all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE  RECOGNITION  POLICIES
------------------------------

Policies are issued for a term of one year, thus the Company recognizes commissions on a 1/12 annual basis as premiums are received. In the event premiums are paid in advance; For example a policy on which the annual premium is paid in advance, the liability, unearned commissions is recognized until the premium is earned on a 1/12 annual basis. Commissions receivable represent commissions due the company from National Licensed Insurance Company for premiums received during the previous month. Premium deposits are recorded as cash at year end with the recording of a corresponding liability to the reinsurance carriers. Ceded costs represent the proportional losses paid on policies under the reinsurance agreements. Due to fronting carrier, represents any amounts collected by the Company due to National Licensed Insurance Company as the fronting carrier.

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

                                 March 31, 2003

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

OTHER RECEIVABLES
-----------------

On February 19, 2003 the Company entered into an agreement with its majority shareholder for full reimbursement of all costs including interest in connection with the loan the Company entered into on the same day. The balance under this agreement was $1,548,377 at March 31, 2003.

Other receivables include $67,217 due from reinsures and $54,075 due from officers and employees at March 31, 2003.

The balance of $137,610, which represents monies advanced to an unrelated entity at March 31, 2003. The funds are to be paid by July 1, 2003. The amount outstanding bears interest at 8% per annum.

DEFERRED POLICY ACQUISITION COST
--------------------------------

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. These costs are charged against earnings on a straight-line basis over 60 months. Total costs deferred at March 31,2003 were $664,174 with accumulated amortization through that date of $147,225.

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

                                 March 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

SOFTWARE  DEVELOPMENT  COSTS
----------------------------

The Company has expended $357,371 in software development costs through March 31, 2003 for internal use software. The software being developed is called PUPPS(C) a proprietary software, which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. The Company will amortize these costs over its estimated useful life, which has not been determined at this time, once development is completed.

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

NOTE 2 - OTHER NONCURRENT ASSETS
--------------------------------

Other noncurrent assets represent software costs associated with the development of the Company's computer system in the amount of $357,371. The software being developed is called PUPPS(C) a proprietary software which, will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. As of March 31, 2003, the software is still under development and has not been placed in service. Also included are insurance license costs of $10,308 and organization costs of $665.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2003

NOTE 3 - FIXED ASSETS
---------------------

Property and equipment are summarized by major classifications as follows:

                                      March 31,        December 31,
                                       2003                2002
                                       ----                ----
Furniture and fixtures               $  7,705            $  5,979
Equipment                             124,527             117,685
Software                               70,563              55,563
Leasehold Improvements                 17,179              10,899
                                       ------              -------
                                      219,974             190,126
Less:  accumulated depreciation      (102,148)            (89,781)
                                       ------              -------
                                     $117,826            $100,345
                                      ========             =======

Deferred policy acquisition costs are summarized as follows:

                                     March 31,     December 31,
                                      2003             2002
                                      ----             ----

Deferred policy acquisition costs   $664,174             $573,420
Less: accumulated amortization      (147,224)            (120,857)
                                    ---------             ---------
                                    $516,950             $452,563
                                    =========             =========

Future amortization on deferred policy acquisition costs is as follows:

2003     $126,636
2004     $126,636
2005     $116,258
2006     $ 77,709
2007     $ 64,001

NOTE 4 - NOTES PAYABLE
----------------------

On February 19, 2003 Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. entered into a loan and security agreement with a finance company. The amount borrowed was $3,000,000 at 30% interest due February 19, 2004 with an option to extend

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2003

NOTE  4  -  NOTES  PAYABLE  (CONTINUED)
---------------------------------------

for  an  additional  year  as long as there are no defaults under the agreement.
The business assets of the Companies secure the loan. The President of the Company and the Company's majority shareholder also guarantee the loan. Under a separate agreement with the Company's majority shareholder; the shareholder will assume all costs in connection with this loan including the periodic interest charges. The balance outstanding at March 31, 2003 under this agreement was $3,000,000.

On June 14, 2001 the Company entered into a lease purchase arrangement with a finance company for a phone system. The total borrowed was $17,807. The note calls for 24 monthly payments of $858 including interest at 15.7%. The last three payments were prepaid when the note was signed. The balance outstanding at March 31, 2003, was $0. The equipment financed secures the note.

On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments were prepaid when the note was signed. The balance outstanding at March 31, 2003 was $12,298. The equipment financed secures the note.

Maturities  on  long-term  debt  are  as  follows:
     Year  ending  December  31,  2003

2003                            $  8,324
2004                            $  3,974

NOTE 5 - INCOME TAXES
---------------------

The Company has a net operating loss carry-forward of approximately $310,000 available for up to twenty (20) years for federal purposes. Pursuant to Internal Revenue Code Section 382 and the regulations thereunder, the amounts of utilizable carryover may be limited as a result of ownership changes or even eliminated if business continuity requirements are not met. Net operating losses may be carried forward for fifteen consecutive tax years for the state of Ohio. There were no temporary differences allowing no deferred tax liabilities to arise.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2003

NOTE  4  -  INCOME  TAXES  -  CONTINUED
---------------------------------------

Components of Income Tax Expenses are as follows:
                                                 March 31,
     CURRENT                                       2003
                                                    ----

        Federal                                  $    -0-
        States                                        -0-
                                                ----------
     NET PROVISION/(BENEFIT FOR INCOME TAXES)    $    -0-
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

Year ending December 31           Amount

           2003                   26,000
           2004                   26,000
           2005                    8,677
                                  -------
           Total               $  60,667
                                  =======
Rental expense was approximately $7,269 for the quarter ended March 31, 2003.

NOTE  7  RELATED  PARTY  TRANSACTIONS
-------------------------------------

At December 31, 2002 the Company has an Accounts Receivable on its books for $50,000 from its majority shareholder for the purchase of stock. The Company has a second accounts receivable on its books from its majority shareholder for $1,548,377 for reimbursement of all costs to date in connection with the February 19, 2003 note.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                 March 31, 2003

NOTE  8  OPERATING  SEGMENTS
----------------------------

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

TERANCE L. KELLEY
Certified Public Accountant          3250 West Market Street Suite 307,
                                     Fairlawn, OH 44333 (330) 864-2265



                Report of Independent Certified Public Accountant
                -------------------------------------------------
                          on Supplementary Information
                          ----------------------------


Board  of  Directors
Hartville  Group,  Inc.  and  Subsidiaries
Canton,  Ohio



My review was made for the purpose of forming an opinion on the basic financial statements taken as a whole of Hartville Group, Inc. and subsidiaries as of March 31, 2003, which are presented in the preceding section of this report. The supplementary information as of and for the year ended March 31, 2003 presented hereafter is for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the review procedures applied in the review of the basic financial statements.



/s/ Terance L. Kelley
------------------------
Terance  L.  Kelley
May  17,  2003


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
Details of Consolidation
March 31, 2003

                                                                                            Petsmarketing     Hartville
                                                               Hartville     Hartville      Insurance.com     Insurance
                                     Total      Eliminations   Group, Inc.  Equestrian, Inc. Agency, Inc.   Company, LTD
      ASSETS
Current Assets
  Cash                               $2,091,852      $     -    $1,500,078  $       -         $109,106       $ 482,668
  Commissions receivable                188,720            -                        -          188,720              -
  Other receivable                    1,807,279      (603,927)   1,548,377     103,000         692,612          67,217
  Prepaid expense                        55,164            -            -           -           21,476          33,688
                                      ----------     --------  ------------  ----------     ------------   -----------
                                       4,143,015     (603,927)   3,048,455     103,000       1,011,914         583,573
Fixed Assets
  Property and equipment - net           117,826           -            -           -         117,826               -
  Deferred policy acquisition costs
    - net                                516,950           -            -           -         516,950               -
                                       ----------     -------  ------------  ----------     ------------  ------------
                                         634,776           -            -           -         634,776               -
Other Assets
  Licensing fees - net                    25,698           -            -           -          25,698               -
  Other non-current assets               368,344           -            -          665        367,679               -
  Investments                                156     (406,800)     406,956          -              -                -
                                       ----------     -------  ------------  ---------     -----------    ------------
                                         394,198     (406,800)     406,956         665        393,377               -
                                       ----------     -------  ------------  ---------     -----------    ------------

                                      $5,171,989  $(1,010,727)  $3,455,411    $103,665     $2,040,067        $ 583,573
                                       ==========  ===========  ============  =========     ==========   =============
See accompanying notes to financial statements



Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
Details of Consolidation
March 31, 2003
                                                                                            Petsmarketing     Hartville
                                                               Hartville     Hartville      Insurance.com     Insurance
                                     Total      Eliminations   Group, Inc.  Equestrian, Inc. Agency, Inc.   Company, LTD
      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable                  $3,000,000    $       -    $  3,000,000    $       -       $     -   $            -
  Accounts payable                   60,760      (603,927)       473,985      155,565          16,137          19,000
  Accrued expenses                   73,378            -              -             -          61,378          12,000
  Premium deposits                  696,168            -              -             -         696,168              -
  Unearned commissions                    -            -              -             -               -              -
  Due to fronting carrier                 -            -              -             -               -              -
  Current portion long-term debt      8,324            -              -             -           8,324              -
                                   ---------  ------------  ------------- -------------  -------------  -------------
                                  3,838,630      (603,927)     3,473,985      155,565         782,007          31,000
Long-Term Debt                        3,974            -              -             -           3,974              -
                                   ---------  ------------  ------------- -------------  -------------  -------------

Total Liabilities                 3,842,604      (603,927)     3,473,985      155,565         785,981          31,000

Stockholders' Equity
  Common stock                        3,027        (1,100)         3,027          100              -            1,000

  Additional paid capital         1,652,293      (405,700)       126,879           -        1,432,114         499,000
  Deficit accumulated              (275,935)           -        (148,480)      (2,000)       (178,028)         52,573
  Stock purchase receivable         (50,000)           -              -       (50,000)              -               -
                                  ----------  -------------  -------------  -------------  --------------  ----------
                                  1,329,385      (406,800)       (18,574)     (51,900)      1,254,086         552,573
                                  ----------  -------------  ----------------------------  --------------  ----------

                                 $5,171,989   $(1,010,727)  $  3,455,411  $   103,665   $   2,040,067   $     583,573
                                 ===========  ============  ============= ==============  ==============  ===========

See accompanying notes to financial statements



Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Income
Details of Consolidation
For the Three Months Ended March 31, 2003

                                                                                            Petsmarketing     Hartville
                                                               Hartville     Hartville      Insurance.com     Insurance
                                     Total      Eliminations   Group, Inc.  Equestrian, Inc. Agency, Inc.   Company, LTD
Commissions and fees income        $338,979  $        -     $       -        $       -     $  338,979        $       -
Premiums                            320,269           -             -                -             -            320,269
                                   --------  -------------  ------------  --------------  -----------      -------------
                                    659,248           -             -                -        338,979           320,269

Losses and expenses                 138,206           -             -                -             -            138,206
Ceded costs                          92,944           -             -                -             -             92,944
General and administrative          297,007           -             -                -        291,695             5,312
                                   --------  -------------  ------------  --------------  -------------     -------------
                                    528,157           -             -                -        291,695           236,462

Operating loss                      131,091           -             -                -         47,284            83,807

Other income                          1,479           -             -                -            585               894
Other expenses                           -            -             -                -             -                 -
                                   --------  -------------  ------------  ---------------  ------------      -------------

Loss before taxes                   132,570           -             -                -         47,869            84,701

Tax provisions                           -            -             -                -             -                 -
                                   --------  -------------  ------------  ---------------  ------------      -------------

NET LOSS                           $132,570  $        -     $       -      $         -       $  47,869       $   84,701
                                   ========  =============  ============  ===============  =============    ===============

See accompanying notes to financial statements

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The company currently generates revenue from (2) two sources. First Petsmarketing Insurance.com Agency ("Agency") receives 30% of the premiums on policies written as a commission. Second Hartville Insurance Company earns underwriting profit on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Insurance Company. The premiums received by the company less claims paid equals underwriting profit. The business risk assumed by the company has historically been approximately 20% of premiums written.

Results of Operations
---------------------
Premiums written for the 3-month period ending March 31, 2003 resulted in gross revenue of $659,248, as compared to the 3-months ended December 31, 2002 which were $495,829. Operating expenses were $528,157 for the 3-month period ending March 31, 2003 compared to $394,377 for the 3 month period ending December 31, 2002. The increases in operating expenses is principally due to losses and expenses from an increase in volume of premium sales and increased general and administrative expenses. Operating profit was $132,570 for the 3-months ended March 31, 2003 compared to an operating profit for the 3 months ended December 31, 2002 of $98,750. Operating income is income from insurance operations.

Other income decreased from $5,541 the 3 months ended December 31, 2002 to $1,479 for the 3-months ended March 31, 2003. Other income is interest income on policy reserves. There were no other expenses in the 3 month period ending March 31, 2003.

Net income for the 3 months ended March 31, 2003 was $132,570 or $.04 per share. This compares to net income of $98,750 or $.02 per share for the three months ended December 31, 2002. The Company had been on a calendar year reporting bases however, following the stock exchange with Venturelist.com, Inc. the company's reporting period changed to a fiscal year ending September 30. The company has now changed back to a calendar year basis for insurance purposes, thus filing a Form 10-KSB for the year ending December 31, 2002. The company had a accumulated deficit of $408,505 at December 31,2002 compared to an accumulated deficit or $275,935 as of March 31, 2003.

Liquidity and Capital Resources
-------------------------------
As of March 31, 2003 the company had cash of $2,091,852 total current assets of $4,143,015 and working capital of $304,385. The company had been experiencing losses since inception, until recently. The losses have been getting smaller each year. The 3 month period ending December 31, 2002 shows a profit of $98,750 compared to a profit of $135,570 for the 3 months period ending March 31, 2003. The change to profitable operations is largely attributed to the steady increase in the volume of premiums written. Management expects this trend to continue.

The company had accounts receivable of $50,000 from Whiskers, Inc. in connection with its purchase of stock from the company, of which $35,000 was paid on May 12, 2003. Net cash provided by operating activities decreased by $1,073,066 for the 3-months ended March 31, 2003 to $1,297,136 principally due to the increase in other receivables of $1,638,506 and a decrease in unearned commissions of $83,062. Net cash provided from financing activities increased to $2,993,279 at March 31, 2003 compared to $12,264 for the period ended December 31, 2002 principally due to the proceeds from notes payable of $3,000,000.

On February 19,2003 Hartville Group, Inc. and its wholly-owned subsidiary Petsmarketing Insurance.com Agency, Inc. executed a promissory note to Samir Financial II, L.L.C. in the principal sum of $3,000,000 plus interest at 30% per year with interest payments due monthly. The promissory note is due on February 19, 2004. Nine months of interest, $675,000 was prepaid out of the funds loaned to Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. In addition, Samir Financial, II was paid a closing fee of $325,000 which was also paid out of the funds loaned to Hartville Group and Petsmarketing Insurance.com Agency. Samir Financial receives a monitoring and collateral management fee of $3,000 per month. In connection with the loan, Samir Financial II L.L.C. was granted a four year warrant to purchase 300,000 shares of Hartville common stock at an exercise price of $.83 per share. As security for the payment and performance of Hartville and Petsmarketing, Hartville and Petsmarketing executed a Loan and Security Agreement covering all now owned and hereafter acquired assets. Whiskers Inc., Hartville's largest shareholder, personally guaranteed the payment of the promissory note. Whiskers, Inc. also entered into a stock pledge agreement whereby it pledged its stock to Samir Financial to guarantee the repayment of the promissory note. Hartville and Petsmarketing may extend the term of the promissory note for an additional year in consideration for a $250,000 renewal fee.


Under a separate agreement between the Company and Whiskers, Inc., the Company's majority stockholder, Whiskers, Inc. agreed to assume all costs in connection with the loan with Samir Financial II, L.L.C. including the periodic interest charges.

The company is taking steps to raise equity capital. There can be no assurance that any new capital will be available to the company or that adequate funds for the company's operations, whether from the company's revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the company. The company has no commitments from officers, directors or affiliates to provide funding. The failure of the company to obtain adequate additional financing may require the company to delay, curtail or scale back some or all of its sales and marketing efforts. An additional financing may involve dilution to the company's then-existing shareholders. Without additional capital, the company believes it can sustain operations as it is now operating profitably.

Item 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and our chief financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

                            Part II OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

     None

 Item 2. CHANGES IN SECURITIES

          None

Item 3. DEFAULTS UPON SENIOR SECURITIES

     None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     None

Item 5. OTHER INFORMATION

In  March 2003 Hartville Group, Inc purchased a Key Man Life Insurance policy on
W. Russell Smith III. The policy was issued by Ohio National Life Insurance Company for $3,000,000. Policy No 6658124 names Hartville Group, Inc. as the beneficiary.

On February 14, 2003 the company filed a form S-8 to establish a company stock option plan for employees. On March 22, 2003 the company granted options to each of five individuals to purchase 500,000 shares of the company's common stock at $.60 per share pursuant to the company's stock option plan.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)Exhibits

99.1 Certification Pursuant to 18.U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b) Reports on Form 8-K

     On January 8, 2003, the registrant filed a report on Form 8-K relating to a change in auditors.

     On February 18, 2003, the registrant filed an amended report on Form 8-K relating to a change in control and change in business.

     On February 25, 2003, the registrant filed a report on Form 8-K relating to a change in its fiscal year from September 30 to December 31.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Hartville Group, Inc.

Date: May 20, 2003

By: /s/ W. Russell Smith III
   ---------------------
W. Russell Smith III
Chief Executive Officer

                                 Certifications

W. Russell Smith III Certifies as President of Hartville Group, Inc.  that:

1. I have reviewed this quarterly report on Form 10-QSB of Hartville Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Art Rules 13a-14 and 15d-14) for the registrant and we have;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 20, 2003

By: /S/ W. Russell Smith III
   -------------------------------
    W. Russell Smith III
    President

Robert L. Cashman Certifies as Chief Financial Officer of Hartville Group, Inc that:

1. I have reviewed this quarterly report on Form 10-QSB of Hartville Group, Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Art Rules 13a-14 and 15d-14) for the registrant and we have;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Dated: May 20, 2003

By:/s/ Robert L. Cashman
- ---------------------
Name: Robert L. Cashman
Title: Chief Financial Officer

Exhibit 99.1




                                CERTIFICATION OF
                            CHIEF EXECUTIVE OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


I, W. Russell Smith III, certify, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of Hartville Group, Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Hartville Group, Inc.


                                        By:/s/ W. Russell Smith III
                                        -------------------------
                                        Name: W. Russell Smith III
                                        Title: President
                                        May 20, 2003

                                CERTIFICATION OF
                            CHIEF FINANCIAL OFFICER
                                   PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



I, Robert L. Cashman , certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of Hartville Group, Inc. on Form 10-QSB for the quarterly period ended March 31, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Hartville Group, Inc.



                                        By:/s/ Robert L. Cashman
                                        ---------------------
                                        Name:  Robert L. Cashman
                                        Title: Chief Financial Officer
May 20, 2003