Form 10QSB
period 2003-06-30
HARTVILLE GROUP  INC
filed 2003-08-14
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     FOR THE PERIOD ENDING June 30, 2003


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

         On August 14, 2003, the issuer had a total of 3,776,870 shares of common stock issued and outstanding.

PART I FINANCIAL INFORMATION
General

     The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders' equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company's annual report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.



FINANCIAL  STATEMENTS



TERANCE L. KELLEY
Certified Public Accountant          3250 West Market Street Suite 307,
                                     Fairlawn, OH 44333 (330) 864-2265



Hartville  Group, Inc. and Subsidiaries
Canton, Ohio

I have reviewed the accompanying consolidated balance sheets of Hartville Group, Inc. and Subsidiaries as of June 30, 2003, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the three months and six months then ended in accordance with standards established by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of Hartville Group, Inc. and Subsidiaries.

A review consists principally of inquires of company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the object of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the June 30, 2003 financial statements in order for them to be in conformity with generally accepted accounting principles.




Terance  L.  Kelley
August  7,  2003
Fairlawn,  Ohio


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheets
June 30, 2003

                                                                  June 30,
                                                                    2003
                                                                ----------
                                       ASSETS
Current Assets
     Cash                                                        $2,490,343
     Commissions receivable                                         120,939
     Other receivables                                            1,960,042
     Prepaid expenses                                                50,256
                                                                  ----------

              Total Current Assets                                4,621,580

Fixed Assets
     Property and equipment - net                                   133,820
     Deferred policy acquisition costs
          - net                                                     601,837
                                                                  ----------
                                                                    735,657
Other Assets
     Licensing fees. Less accumulated
       amortization of $25,054                                       24,946
     Other non-current assets                                       477,124
     Investments                                                        156
                                                                  ----------

                                                                    502,226
                                                                  ----------

Total Assets                                                     $5,859,463
                                                                  ==========

See accompanying notes to financial statements.




                                                                 June, 30
                                                                   2003
                                                              -----------
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
     Notes payable                                             $3,000,000
     Accounts payable                                              39,546
     Accrued expenses                                              71,386
     Premium deposits                                           1,145,448
     Current portion of long-term debt                             14,127
                                                                -----------
             Total Current Liabilities                          4,270,507

Long-Term Debt                                                     28,195
                                                                 -----------
             Total Liabilities                                   4,298,702

Stockholders' Equity
     Common stock, 50,000,000
        shares authorized: $.001 par value;
        3,026,870 shares issued and
        outstanding at June 30,                                  3,027
     Additional paid in capital                                  1,652,293
     Deficit accumulated during development
        stage                                                      (94,559)
     Stock purchase receivable                                           -
                                                                  -----------
                                                                 1,560,761
                                                                  -----------


             Total Liabilities and Stockholders' Equity          $5,859,463
                                                                  ===========

See accompanying notes to financial statements


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Income
For the Three Months Ended June 30, 2003 and the Six Months Ended June 30, 2003, and
for the Period from March 1, 2000 (Date of Inception) Through June 30, 2003 (Since
Inception)

                                                Three Months  Six Months
                                                   Ended        Ended
                                                  June 30,     June 30,     Since
                                                    2003        2003      Inception
                                                 ----------  ----------  -----------
Commissions                                      $  356,383  $  695,362  $2,468,705
Premiums                                            448,593     768,862   2,336,914
                                                 ----------  ----------  -----------

                                                    804,976   1,464,224   4,805,619

Losses and expenses                                 195,838     334,044   1,379,597
Ceded costs                                         113,204     206,148     705,802
General and administrative                          321,342     618,349   2,549,910
                                                 ----------  ----------  -----------

                                                    630,384   1,158,541   4,635,309
                                                 ----------  ----------  -----------

Operating Income (loss)                             174,592     305,683     170,310

Other income                                          6,784       8,263      88,713

Other expense                                             -           -    (230,032)
                                                 ----------  ----------  -----------

Income (Loss) before taxes                          181,376     313,946      28,991

Provision for taxes                                       -           -          50
                                                 ----------  ----------  -----------

NET INCOME (LOSS)                                $  181,376  $  313,946  $   28,941
                                                 ==========  ==========  ===========


Net income (loss) per common share               $     0.06  $     0.10

Weighted average common shares outstanding        3,026,870   3,026,870

See accompanying notes to financial statements


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Stockholders' Equity
For the Period From March 1, 2000 (Date of Inception) through June 30, 2003

                                                             Additional                     Total
                                         Common     Stock     Paid in      Accumulated     Stockholders'
                                          Shares    Amount    Capital       Deficit           Equity
                                        ---------  -------  ----------    ----------       -------------
Balance at March 1, 2000                       -        -           -             -                   -
     Retroactive stock issued          2,001,000  $ 2,001  $  508,327     $       -          $  510,328

     Net Loss                                  -        -           -      (310,516)           (310,516)
                                        ---------  -------  ----------    ----------       -------------

Balance at December 31, 2000           2,001,000    2,001     508,327      (310,516)            199,812

     Capital contributed 2001                  -        -   1,015,086             -           1,015,086

     Net Loss                                  -        -           -       (10,508)            (10,508)
                                        ---------  -------  ----------    ----------       -------------

Balance December 31, 2001              2,001,000    2,001   1,523,413      (321,024)          1,204,390

     Acquisition of Venturelist.com,
       Inc.                              760,244      760     122,740      (123,500)                  -
     Sale of shares                      250,000      250       6,000          -                  6,250
     Stock issued for investment          15,626       16         140          -                    156
     Net income                                -        -           -        36,019              36,019
                                        ---------  -------  ----------    ----------       -------------

Balance December 31, 2002              3,026,870    3,027   1,652,293      (408,505)          1,246,815

     Net income                                -        -           -       313,946             313,946
                                        ---------  -------  ----------    ----------       -------------

Balance June 30, 2003                  3,026,870  $ 3,027  $1,652,293     $ (94,559)         $1,560,761
                                        =========  =======  ==========    ==========       =============

See accompanying notes to financial statements


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Cash Flows
For the Three Months Ended June 30, 2003,and for the Six Months Ended June 30, 2003, and for the
     Period from March 1, 2000 (Date of Inception) Through June 30, 2003 (Since Inception)

                                                        Three Months   Six Months
                                                            Ended        Ended
                                                           June 30,     June 30,     Since
                                                            2003          2003       Inception
                                                         -----------  ------------  ------------
Cash flows from operating activities
  Net Income / (Loss)                                    $  181,376   $   313,946   $    28,941
  Adjustments to reconciliation net loss to net
    cash provided by operating activities
    Depreciation                                             10,271        22,638       112,595
    Amortization                                             35,967        67,559       211,947
    (Increase) commissions receivable                        67,781       (15,281)     (120,939)
    (Increase) Other receivables                           (152,763)   (1,791,269)   (1,960,042)
    Decrease/(increase) Prepaid expenses                      4,908         1,102       (50,256)
    (Increase) Licensing fees                                     -             -       (50,000)
    (Decrease) Increase Accounts payable                    (21,214)      (38,876)       39,546
    (Decrease) Increase Accrued expenses                     (1,992)        9,857        71,386
    Increase Premium deposits                               449,280       754,932     1,145,448
    (Decrease)/increase Unearned commissions                      -             -             -
    Increase/(decrease) Due to fronting carrier                   -       (46,630)            -
                                                         -----------  ------------  ------------
Net Cash Provided by /(Used for ) Operating Activities      573,614      (722,022)     (571,374)

Cash Flows from Investing Activities
    Decrease in Stock purchase receivable                    50,000        50,000             -
    Increase Deferred policy acquisition costs             (120,102)     (215,309)     (788,729)
    Increase Property and equipment                         (26,265)      (56,113)     (246,416)
    Increase Other non-current assets                      (108,780)     (191,323)     (477,124)
                                                         -----------  ------------  ------------

Net Cash Used for Investing Activities                     (205,147)     (412,745)   (1,512,269)

Cash Flows from Financing Activities
    Proceeds from notes payable                              33,056     3,033,056     3,254,680
    Payment on notes payable                                 (3,032)       (9,753)     (212,358)
    Issuance of Common stock                                      -             -         2,412
    Contributed capital                                           -             -     1,529,252
                                                         -----------  ------------  ------------

Net Cash Provided from Financing Activities                  30,024     3,023,303     4,573,986
                                                         -----------  ------------  ------------

Net Increase in Cash and Cash Equivalents                   398,491     1,888,536     2,490,343

Cash and Cash Equivalents - Beginning                     2,091,852       601,807             -

Cash and Cash Equivalents - Ending                       $2,490,343   $ 2,490,343   $ 2,490,343
                                                         ===========  ============  ============

See accompanying notes to financial statements

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2003

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

On September 12, 2002 Hartville Group, Inc. the holding company was acquired by Venturelist.com, Inc. a Nevada public reporting corporation. Venturelist.com was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Venturelist.com, Inc. changed it's name to Hartville Group, Inc. at the time of the acquisition and at the same time Hartville Group, Inc. changed its name to Hartville Equestrian, Inc.

The Company, when originally organized, was to include both an insurance agency and a reinsurance company, which would take an 80% to 90% quota share participation in the pet health insurance thereby increasing the portion of risk and profits retained by the Company. As of June 30, 2003 this goal had not been accomplished; therefore, the Company is still considered to be in the development stage at this time.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  June 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Hartville Insurance Company LTD has taken a 40% quota share (compared to a 20% per quota share in 2002) participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by a nationally licensed insurance company. The remaining 60% of risk (80% in 2002) is ceded to re-insurers. The policies have been issued on a "claims made" basis with policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian's fees and $5,000 per animal for mortality.

The consolidated financial statements include the accounts of Petsmarketing Insurance.com Agency, Inc., Hartville Equestrian, Inc. and Hartville Insurance Company, LTD; all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

REVENUE  RECOGNITION  POLICIES
------------------------------

Policies are issued for a term of one year, thus the Company recognizes commissions on a 1/12 annual basis as premiums are received. In the event premiums are paid in advance; For example a policy on which the annual premium is paid in advance, the liability, unearned commissions is recognized until the premium is earned on a 1/12 annual basis. Commissions receivable represent commissions due the company from Clarendon National Insurance Company for premiums received during the previous month. Premium deposits are recorded as cash at year end with the recording of a corresponding liability to the reinsurance carriers. Ceded costs represent the proportional losses paid on policies under the reinsurance agreements. Due to fronting carrier, represents any amounts collected by the Company due to a nationally licensed insurance company as the fronting carrier.

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

                                  June 30, 2003

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

OTHER RECEIVABLES
-----------------

On February 19, 2003 the Company entered into an agreement with its majority shareholder for full reimbursement of all costs including interest in connection with the loan the Company entered into on the same day. The balance under this agreement was $1,728,174 at June 30, 2003.

Other receivables include $69,158 due from reinsures and $25,100 due from officers and employees at June 30, 2003.

The balance of $137,610, which represents monies advanced to an unrelated entity at June 30, 2003. The funds are to be paid by July 1, 2003. The amount outstanding bears interest at 8% per annum.

DEFERRED POLICY ACQUISITION COST
--------------------------------

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. These costs are charged against earnings on a straight-line basis over 60 months. Total costs deferred at June 30, 2003 were $783,505 with accumulated amortization through that date of $181,668.

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

                                  June 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
---------------------------------------------------------------

SOFTWARE  DEVELOPMENT  COSTS
----------------------------

The Company has expended $466,307 in software development costs through June 30, 2003 for internal use software. The software being developed is called PUPPS(C) a proprietary software, which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. The Company will amortize these costs over its estimated useful life, which has not been determined at this time, once development is completed.

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

NOTE 2 - OTHER NONCURRENT ASSETS
--------------------------------

Other noncurrent assets represent software costs associated with the development of the Company's computer system in the amount of $466,307. The software being developed is called PUPPS(C) a proprietary software which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. As of June 30, 2003, the software is still under development and has not been placed in service. Also included are insurance license costs of $10,308 and organization costs of $665.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  June 30, 2003

NOTE 3 - FIXED ASSETS
---------------------

Property and equipment are summarized by major classifications as follows:

                                                June 30,2003
                                                ------------

Furniture and fixtures                              $  8,078
Equipment                                            161,906
Software                                              57,313
Leasehold Improvements                                17,404
                                                      ------
                                                     244,701
Less:  accumulated depreciation                     (110,881)
                                                    --------
                                                    $133,820
                                                      ======

Deferred policy acquisition costs are summarized as follows:

                                                June 30, 2003
                                                -------------

Deferred policy acquisition costs                    $783,505
Less: accumulated amortization                       (181,668)
                                                    ---------
                                                     $601,837
                                                      =======

Future amortization on Deferred policy acquisition costs is as follows:

                             2003     $148,167
                             2004     $169,698
                             2005     $144,966
                             2006     $ 66,092
                             2007     $ 51,384

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

                                  June 30, 2003

NOTE  4  -  NOTES  PAYABLE  (CONTINUED)
---------------------------------------

for  an  additional  year  as long as there are no defaults under the agreement.
The business assets of the Companies secure the loan. The President of the Company and the Company's majority shareholder also guarantee the loan. Under a separate agreement with the Company's majority shareholder; the shareholder will assume all costs in connection with this loan including the periodic interest charges. The balance outstanding at June 30, 2003 under this agreement was $3,000,000.

On June 14, 2001 the Company entered into a lease purchase arrangement with a finance company for a phone system. The total borrowed was $17,807. The note calls for 24 monthly payments of $858 including interest at 15.7%. The last three payments were prepaid when the note was signed. The balance outstanding at June 30, 2003, was $0. The equipment financed secures the note.

On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments were prepaid when the note was signed. The balance outstanding at June 30, 2003 was $9,615. The equipment financed secures the note.

On June 15, 2003 the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at June 30, 2003 was $32,707. The equipment financed secures the note.

Maturities  on  long-term  debt  are  as  follows:

        2003                            $  11,769
        2004                            $   4,822
        2005                            $   6,000
        2006                            $   6,360
        2007                            $   7,264
        Thereafter                      $   6,080

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  June 30, 2003

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

Components of Income Tax Expenses are as follows:
                                               June 30,
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

                         Year ending December 31                          Amount

                                  2003                                    26,000
                                  2004                                    26,000
                                  2005                                     8,677
                                                                         -------
                                 Total                                 $  60,667
                                                                          ======

Rental expense was approximately $8,892 for the quarter ended and $16,161 for the six months ended June 30, 2003.

                     HARTVILLE GROUP, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

                                  June 30, 2003

NOTE  7  RELATED  PARTY  TRANSACTIONS
-------------------------------------

At December 31, 2002 the Company has an accounts receivable on its books from its majority shareholder for $1,728,174 for reimbursement of all costs to date in connection with the February 19, 2003 note.

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

TERANCE L. KELLEY
Certified Public Accountant          3250 West Market Street Suite 307,
                                     Fairlawn, OH 44333 (330) 864-2265


                Report of Independent Certified Public Accountant
                -------------------------------------------------
                          on Supplementary Information
                          ----------------------------


Board  of  Directors
Hartville  Group,  Inc.  and  Subsidiaries
Canton,  Ohio



My review was made for the purpose of forming an opinion on the basic financial statements taken as a whole of Hartville Group, Inc. and subsidiaries as of June 30, 2003, which are presented in the preceding section of this report. The supplementary information as of June 30, 2003 presented hereafter is for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the review procedures applied in the review of the basic financial statements.



/s/ Terance L. Kelley
----------------------
Terance  L.  Kelley
August 7,  2003


Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
Details of Consolidation
June 30, 2003
                                                                                            Petsmarketing       Hartville
                                                             Hartville        Hartville     Insurance.com      Insurance
                                  Total      Elimination's   Group, Inc.   Equestrian, Inc.  Agency, Inc.     Company, LTD
              ASSETS
Current Assets
  Cash                        $2,490,343       $       -   $  1,504,522       $        -     $     508,008      $   477,813
  Commissions receivable         120,939               -              -                -           120,939                -
  Other receivable             1,960,042        (586,562)     1,548,533          103,000           688,303          206,768
  Prepaid expense                 50,256               -              -                -            28,733           21,523
                               ----------  ---------------  ------------  -----------------  -------------     ------------
                               4,621,580        (586,562)     3,053,055           103,000        1,345,983          706,104
Fixed Assets
  Property and equipment-net     133,820               -              -                 -          133,820                -
  Deferred policy acquisition
  costs-net                      601,837               -              -                 -          601,837                -
                               ----------  ---------------  ------------  -----------------  -------------     ------------
                                 735,657               -              -                 -          735,657                -
Other Assets
  Licensing fees-net              24,946               -              -                 -           24,946                -
  Other non-current assets       477,124               -              -               665          476,459                -
  Investments                        156        (406,800)       406,800                 -              156                -
                               ----------  ---------------  ------------  -----------------  -------------     ------------
                                 502,226        (406,800)       406,800               665          501,561                -
                               ----------  ---------------  ------------  -----------------  -------------     ------------
                              $5,859,463       $(993,362)  $  3,459,855       $   103,665    $   2,583,201      $   706,104
                               ==========  ===============  ============  =================  =============     ============
See accompanying notes to financial statements



Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Balance Sheet
Details of Consolidation
June 30, 2003
                                                                                            Petsmarketing       Hartville
                                                             Hartville        Hartville     Insurance.com      Insurance
                                  Total      Elimination's   Group, Inc.   Equestrian, Inc.  Agency, Inc.     Company, LTD
              LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Notes payable               $3,000,000   $          -    $  3,000,000     $         -       $         -       $         -
  Accounts payable                39,546       (586,562)        481,562         105,565            19,981            19,000
  Accrued expenses                71,386              -               -               -            68,950             2,436
  Premium deposits             1,145,448              -               -               -         1,145,448                 -
  Unearned commissions                 -              -               -               -                 -                 -
  Due to fronting carrier              -              -               -               -                 -                 -
  Current portion long-term debt  14,127              -               -               -            14,127                 -
                               ----------  ---------------  ------------  -----------------  -------------     ------------
                               4,270,507       (586,562)      3,481,562         105,565         1,248,506            21,436
Long-Term Debt                    28,195              -               -               -            28,195                 -
                               ----------  ---------------  ------------  -----------------  -------------     ------------

Total Liabilities              4,298,702       (586,562)      3,481,562         105,565         1,276,701            21,436

Stockholders' Equity
  Common stock                     3,027         (1,100)          3,027            100                  -            1,000
  Additional paid capital      1,652,293       (405,700)        126,879              -          1,432,114          499,000
  Deficit accumulated            (94,559)             -        (151,613)        (2,000)          (125,614)         184,668
  Stock purchase receivable            -              -               -              -                  -                -
                               ----------  ---------------  ------------  -----------------  -------------     ------------
                               1,560,761       (406,800)        (21,707)        (1,900)         1,306,500           684,668
                               ----------  ---------------  ------------  -----------------  -------------     ------------
                              $5,859,463   $   (993,362)   $  3,459,855     $  103,665        $ 2,583,201       $   706,104
                               ==========  ===============  ============  =================  =============     ============
See accompanying notes to financial statements



Hartville Group, Inc. and Subsidiaries
(A Development Stage Company)
Consolidated Statement of Income
Details of Consolidation
For the Six Months Ended June 30, 2003

                                                                                            Petsmarketing       Hartville
                                                             Hartville        Hartville     Insurance.com      Insurance
                                  Total      Elimination's   Group, Inc.   Equestrian, Inc.  Agency, Inc.     Company, LTD
Commissions and fees income   $  695,362  $            -  $          -   $               -  $     695,362     $          -
Premiums                         768,862               -             -                   -              -          768,862
                               ----------  ---------------  ------------  -----------------  -------------     ------------
                               1,464,224               -             -                   -        695,362          768,862

Losses and expenses              334,044               -             -                   -              -          334,044
Ceded costs                      206,148               -             -                   -              -          206,148
General and administrative       618,349               -         7,644                   -        597,341           13,364
                               ----------  ---------------  ------------  -----------------  -------------     ------------
                               1,158,541               -         7,644                   -        597,341          553,556

Operating income                 305,683               -        (7,644)                  -         98,021          215,306

Other income                       8,263               -         4,511                   -          2,262            1,490
Other expenses                         -               -             -                   -              -                -
                               ----------  ---------------  ------------  -----------------  -------------     ------------

Loss before taxes                313,946               -        (3,133)                  -        100,283          216,796

Tax provisions                         -               -             -                   -              -                -
                               ----------  ---------------  ------------  -----------------  -------------     ------------

NET INCOME                    $  313,946  $            -  $     (3,133)  $               -  $     100,283     $    216,796
                               ==========  ===============  ============  =================  =============     ============

See accompanying notes to financial statements

Item  2.  Management's  Discussion  and  Analysis  or  plan  of  Operation

     The company currently generates revenue from (2) two sources. First Petsmarketing Insurance.com Agency (Agency) receives 30% of the premiums on policies written as a commission. Second Hartville Insurance Company earns underwriting profit on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Insurance Company. The premiums received by the company less claims paid equals underwriting profit. The business risk ceded-assumed-by the company has historically been approximately 20% of premiums written. Starting 1-1-03 this was increased to 40% of premiums written.

Results  of  Operations
-----------------------
Premiums written for the 3-month period ending June 30, 2003 were $6,046,324 which created gross earnings of $804,976 which includes commissions and gross earnings. This compares to $5,810,533 for the prior three month period ending March 31, 2003 which created gross earnings of $659,248 which includes commissions and gross earnings. Operating expenses were $630,384 for the 3-month period ending June 30,2003 compared to $528,157 for the 3 month period ending March 31,2003. The increases in operating expenses is principally due to an increase in volume of premium sales and an assumption of a larger part of the risk.

Increased general and administrative expenses are also due to the increase in volume of premium sales.

Other income increased from $1,479 for the 3 month period ended March 31, 2003 to $6,784 for the 3-months ended June 30, 2003. Other income is interest income on policy reserves. There were no other expenses in the 3 month period ending June 30, 2003 or March 31, 2003.

The net income for the 3 months ended June 30, 2003 was $181,376 or $.06 per share. Net income for the prior three month period ended March 31, 2003 was $132,570 or $0.04 per share. This compares to a net income of $36,019 or $0.02 per share for the entire year ended December 31, 2002.

The company had an accumulated deficit of $94,559 at June 30, 2003 compared to an accumulated deficit of $408,505 as of December 31, 2002, and an accumulated deficit of $275,935 as of March 31, 2003. The accumulated deficit has been reduced as the company earns net income.

Liquidity  and  Capital  Resources
----------------------------------
As of June 30, 2003 the company had cash of $2,490,343, total current assets of $4,621,580 and working capital of $3,885,923. The company experienced losses from inception through the second quarter of 2002 when it became profitable. The company stated a profit of $36,019 or $0.02 cents per share for the entire year ending December 31, 2002. In the first quarter ending March 31, 2003 net income was $132,570 or $0.04 per share. In the second quarter ending June 30, 2003 net income was $181,376 or $0.06 per share.

The change to profitable operations is largely attributed to the steady increase in the volume of premiums written. Management expects this trend to continue. Net cash provided by operating activities for the three month period ending June 30, 2003 was $573,614 compared to net cash used for operating activities of $1,297,136 for the prior three month period ending March 31, 2003. This change is principally due to an increase in net income, premiums, deposits and reductions in other receivables. Net cash from financing activates was $30,024 for the three month period ending June 30, 2003. This compared to 2,993,279 for the prior three-month period when the company borrowed $3,000,000.

Net cash used for investing activities was $205,147 for the three months ended June 30, 2003 compared to net cash used for investing activities of $207,598 for the three month period ended March 31, 2003. The company previously had a note receivable from Whiskers, Inc. in the amount of $50,000 as the payment for stock which amount was paid during the three months ended June 30, 2003.

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

Item 3. Evaluation of Disclosure Controls and Procedures

         (a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.


Part  II  Other  Information

Item 1. Legal Proceedings

     The company was named as a defendant in Case Number 02cc11891 styled Philip
D. David Gubbay v. PetsMarketing, Inc. in the Superior Court of California Orange County Division. The company has engaged counsel to respond to the lawsuit. The company believes that it has no liability in the case.

Item 2. Changes in Securities
          None


Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Securities Holders
     None

Item 5. Other Information
          None

Item 6. Exhibits and Reports on Form 8-K

     EXHIBIT NO.      DESCRIPTION

          99.1        CERTIFICATION PURSUANT TO 18 U.S.C.  SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

          99.2        CERTIFICATION PURSUANT TO 18 U.S.C.  SECTION 1350,
                      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002.

     Forms on 8-K

     None.

     SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Hartville Group, Inc.

Date: August 14, 2003

By: /s/ W. Russell Smith III
   ---------------------
W. Russell Smith III
Chief Executive Officer

Certifications

W. Russell Smith III Certifies as President of Hartville Group, Inc.  that:

1.   I have reviewed this quarterly report on Form 10-QSB of Hartville Group
Inc.

2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. Not misleading with respect to the period covered by this quarterly report;

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



Dated: August 14, 2003
By: /S/ W. Russell Smith III
   -------------------------------
    W. Russell Smith III
    President

Robert L. Cashman Certifies as Chief Financial Officer of Hartville Group, Inc. that:

1. I have reviewed this quarterly report on Form 10-QSB of Hartville Group, Inc.


2. Based on my knowledge, this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. Not misleading with respect to the period covered by this quarterly report;

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

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial date and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses

Dated: August 14, 2003

By:/s/ Robert L. Cashman
- ---------------------
Name: Robert L. Cashman
Title: Chief Financial Officer

Exhibit 99.1


                                CERTIFICATION OF
                          PRINCIPAL EXECUTIVE OFFICER
                                  PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002


I, W. Russell Smith III, certify, pursuant to 18 U.S.C. Section 1350, as Adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of Hartville Group, Inc. on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Hartville Group, Inc.



                                        By:/s/ W. Russell Smith III
                                        -------------------------
                                        Name: W. Russell Smith III
                                        Title: President
                                        August 14, 2003

Exhibit 99.2


                                CERTIFICATION OF
                          PRINCIPAL ACCOUNTING OFFICER
                                  PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF TEHE SARBANES-OXLEY ACT OF 2002



I, Robert L. Cashman, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 that the Quarterly Report of Hartville Group, Inc. on Form 10-QSB for the quarterly period ended June 30, 2003 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in such Form 10-QSB fairly presents in all material respects the financial condition and results of operations of Hartville Group, Inc.



                                        By:/s/ Robert L. Cashman
                                        ---------------------
                                        Name:  Robert L. Cashman
                                        Title: Principal Financial Officer
                                        August 14, 2003