Form 10QSB
period 2003-09-30
HARTVILLE GROUP  INC
filed 2003-11-12
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDING September 30, 2003

HARTVILLE GROUP, INC.

(Exact name of registrant as specified in its charter)

Nevada	333-82786	94-3360099
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

1597 North Main Street, North Canton, Ohio 44720

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (330) 305-1352

(Former name or former address, if changed since last report)

Copies of all communications, including all communications sent to the agent for service, should be sent to:

Joseph I. Emas, Attorney at Law

1224 Washington Avenue

Miami Beach, Florida 33139

Telephone: 305.531.1174

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

As of November 12, 2003, 10,114,732 shares of $.001 par value common stock were outstanding.

Transitional Small Business Disclosure Format (check one) Yes ☐ No ☒

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2002. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2003 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.

TERANCE L. KELLEY

Certified Public Accountant             3250 West Market Street Suite 307, Fairlawn, OH 44333 (330) 864-2265

Hartville Group, Inc. and Subsidiaries

Canton, Ohio

I have audited the consolidated Balance Sheet of Hartville Group, Inc. and Subsidiaries (A Development Stage Company), as of September 30, 2003 and the related Consolidated Statements of Income, Consolidated Changes in Stockholders’ Equity, and Consolidated Statement of Cash Flows for the period then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on those financial statements based on my audits.

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

In my opinion, based on my audits, the financial statements referenced above present fairly, in all material respects, the financial position of Hartville Group, Inc. and Subsidiaries as of September 30, 2003 and the results of their operations and their cash flows for the period then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

Terance L. Kelley

Certified Public Accountant

Fairlawn, Ohio

October 27, 2003

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

September 30, 2003

September 30, 2003
ASSETS
Current Assets
Cash	$2,972,939
Premiums and commissions receivable	535,161
Other receivables	1,464,589
Prepaid expenses	24,951

Total Current Assets	4,997,640

Fixed Assets
Property and equipment—net	165,386
Deferred policy acquisition costs—net	731,977

897,363

Other Assets
Licensing fees. Less accumulated amortization of $26,498	23,502
Other non-current assets	655,047

678,549

Total Assets	$6,573,552

See accompanying notes to financial statements.

September 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$3,000,000
Accounts payable	55,236
Accrued expenses	90,294
Premium deposits	1,552,986
Unearned commissions	3,702
Accrued taxes	50,000
Current portion of long-term debt	11,506

Total Current Liabilities	4,763,724

Long-Term Debt	26,970

Total Liabilities	4,790,694

Stockholders’ Equity
Common stock, 50,000,000 shares authorized: $.001 par value; 4,851,732 shares issued and outstanding at September 30	4,852
Additional paid in capital	1,743,568
Income accumulated during development stage	34,438
Stock purchase receivable	—

1,782,858

Total Liabilities and Stockholders’ Equity	$6,573,552

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Income

For the Three Months Ended September 30, 2003 and the Nine Months Ended September 30, 2003, and

for the Period from March 1, 2000 (Date of Inception) Through September 30, 2003 (Since Inception)

	Three Months Ended	Nine Months Ended	Since Inception
	September 30, 2003	September 30, 2003
Commissions	$397,086	$1,092,448	$2,865,791
Premiums	574,201	1,343,063	2,911,115

	971,287	2,435,511	5,776,906

Losses and expenses	272,219	606,263	1,651,816
Ceded costs	156,784	362,932	862,586
General and administrative	372,128	990,477	2,922,038

	801,131	1,959,672	5,436,440

Operating Income	170,156	475,839	340,466

Other income	8,841	17,104	97,554

Other expense	—	—	(230,032)

Income before taxes	178,997	492,943	207,988

Provision for taxes	50,000	50,000	50,050

NET INCOME	$128,997	$442,943	$157,938

Net income per common share	$0.04	$0.14

Weighted average common shares outstanding	3,047,146	3,065,759

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period From March 1, 2000 (Date of Inception) through, September 30, 2003

	Common Shares	Stock Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity
Balance at March 1, 2000	—	—	—	—	—

Retroactive stock issued	2,001,000	$2,001	$508,327	$—	$510,328

Net Loss	—	—	—	(310,516)	(310,516)

Balance at December 31, 2000	2,001,000	2,001	508,327	(310,516)	199,812

Capital contributed 2001	—	—	1,015,086	—	1,015,086

Net Loss	—	—	—	(10,508)	(10,508)

Balance December 31, 2001	2,001,000	2,001	1,523,413	(321,024)	1,204,390

Acquisition of Venturelist.com, Inc.	760,244	760	122,740	(123,500)	—
Sale of shares	250,000	250	6,000	—	6,250
Stock issued for investment	15,626	16	140	—	156
Net income	—	—	—	36,019	36,019

Balance December 31, 2002	3,026,870	3,027	1,652,293	(408,505)	1,246,815

Sale of shares	700,000	700	39,300	—	40,000
Stock issued for services	1,124,862	1,125	51,975	—	53,100
Net income	—	—	—	442,943	442,943

Balance September 30, 2003	4,851,732	$4,852	$1,743,568	$34,438	$1,782,858

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Three Months Ended September 30, 2003, and for the Nine Months Ended September 30, 2003,

and for the Period from March 1, 2000 (Date of Inception) Through September 30, 2003 (Since Inception)

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Since Inception
Cash flows from operating activities
Net Income / (Loss)	$128,997	$442,943	$157,938
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	9,430	$32,068	122,025
Amortization	41,505	109,064	253,452
Stock for services expenses	600	600	600
(Increase) commissions receivable	(414,222)	(429,503)	(535,161)
(Increase)/decrease in Other receivables	547,952	(1,243,317)	(1,412,090)
Decrease/(increase) Prepaid expenses	25,305	26,407	(24,951)
(Increase) Licensing fees	(3,996)	(3,996)	(53,996)
(Decrease) Increase Accounts payable	15,690	(23,186)	55,236
(Decrease) Increase Accrued expenses	18,908	28,765	90,294
Increase Premium deposits	407,538	1,162,470	1,552,986
(Decrease)/increase Unearned commissions	3,702	3,702	3,702
Increase in Accrued taxes	50,000	50,000	50,000
Increase/(decrease) Due to fronting carrier	—	(46,630)	—

Net Cash Provided by /(Used for ) Operating Activities	831,409	109,387	260,035

Cash Flows from Investing Activities
Decrease in Stock purchase receivable	—	50,000	—
Increase Deferred policy acquisition costs	(166,206)	(381,515)	(954,935)
Increase Property and equipment	(40,994)	(97,107)	(287,410)
Increase Other non-current assets	(177,767)	(369,090)	(654,891)

Net Cash Used for Investing Activities	(384,967)	(797,712)	(1,897,236)

Cash Flows from Financing Activities
Proceeds from notes payable	—	3,033,056	3,254,680
Payment on notes payable	(3,846)	(13,599)	(216,204)
Issuance of Common stock	700	700	3,112
Contributed capital	39,300	39,300	1,568,552

Net Cash Provided from Financing Activities	36,154	3,059,457	4,610,140

Net Increase in Cash and Cash Equivalents	482,596	2,371,132	2,972,939

Cash and Cash Equivalents—Beginning	2,490,343	601,807	—

Cash and Cash Equivalents—Ending	$2,972,939	$2,972,939	$2,972,939

See accompanying notes to financial statements

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Hartville Group, Inc. and Subsidiaries (the Company) are development stage companies as defined under Statements of Financial Accounting Standards No. 7. Hartville Group, Inc. was incorporated in the state of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio, which sells sickness and accident policies for domestic household pets, for Hartville Group, Inc. and for Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the laws of the Cayman Islands. With the funding received in October 2003 (see Note 9 Subsequent Events) it is anticipated that the Company will leave the development stage in the forth quarter of 2003.

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

On September 12, 2002 Hartville Group, Inc. the holding company was acquired by Venturelist.com, Inc. a Nevada public reporting corporation. Venturelist.com was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Venturelist.com, Inc. changed it’s name to Hartville Group, Inc. at the time of the acquisition and at the same time Hartville Group, Inc. changed its name to Hartville Equestrian, Inc.

The Company, when originally organized, was to include both an insurance agency and a reinsurance company, which would take an 80% to 90% quota share participation in the pet health insurance thereby increasing the portion of risk and profits retained by the Company. As of September 30, 2003 this goal had not been accomplished; therefore, the Company is still considered to be in the development stage at this time. With the funding

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

received in October 2003 (see Note 9 Subsequent Events) it is anticipated that the Company will leave the development stage in the fourth quarter 2003.

Hartville Insurance Company LTD has taken a 40% quota share (compared to a 20% per quota share in 2002) participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by a nationally licensed insurance company. The remaining 60% of risk (80% in 2002) is ceded to re-insurers. The policies have been issued on a “claims made” basis with policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian’s fees and $5,000 per animal for mortality.

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

Hartville Insurance Company, LTD is a reinsurance company. It receives its income on a net basis. That is, the Company’s revenue is net of claims paid and expenses. However, for accounting purposes this amount is grossed up to show gross premium revenues and expenses of claims paid and loss allowances.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting. The income through September 30, 2003 has exhausted the net operating loss carry forward. Accordingly a tax provision and corresponding liability has been recognized in the third quarter for estimated state and federal taxes.

Other Receivables

On February 19, 2003 the Company entered into an agreement with its majority shareholder for full reimbursement of all costs including interest in connection with the loan the Company entered into on the same day. The balance under this agreement was $1,415,911 at September 30, 2003.

Other receivables include $48,678 due from officers and employees at September 30, 2003.

Deferred Policy Acquisition Cost

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. These costs are charged against earnings on a straight-line basis over 60 months. Total costs deferred at September 30, 2003 were $951,983 with accumulated amortization through that date of $220,006.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to seven years, using the straight-lined method.

Software Development Costs

The Company has expended $642,991 in software development costs through September 30, 2003 for internal use software. The software being developed is called PUPPS© a proprietary software, which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. The Company will amortize these costs over its estimated useful life, which has not been determined at this time, once development is completed.

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

NOTE 2 – OTHER NONCURRENT ASSETS

Other noncurrent assets represent software costs associated with the development of the Company’s computer system in the amount of $642,991. The software being developed is called PUPPS© a proprietary software which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. As of September 30, 2003, the software is still under development and has not been placed in

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 2 – OTHER NONCURRENT ASSETS—CONTINUED

service. Also included are insurance license costs of $11,391 and organization costs of $665.

NOTE 3 – FIXED ASSETS

Property and equipment are summarized by major classifications as follows:

September 30, 2003
Furniture and fixtures	$27,056
Equipment	185,346
Software	57,313
Leasehold Improvements	17,519

287,234
Less: accumulated depreciation	(121,848)

$165,386

Deferred policy acquisition costs are summarized as follows:

September 30, 2003
Deferred policy acquisition costs	$951,983
Less: accumulated amortization	(220,006)

$731,977

Future amortization on Deferred policy acquisition costs is as follows:

2003	$307,678
2004	$210,159
2005	$158,723
2006	$158,601
2007	$116,813

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 4 – NOTES PAYABLE

On February 19, 2003 Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. entered into a loan and security agreement with a finance company. The amount borrowed was $3,000,000 at 30% interest due February 19, 2004 with an option to extend for an additional year as long as there are no defaults under the agreement. The business assets of the Companies secure the loan. The President of the Company and the Company’s majority shareholder also guarantee the loan. Under a separate agreement with the Company’s majority shareholder; the shareholder will assume all costs in connection with this loan including the periodic interest charges. The balance outstanding at September 30, 2003 under this agreement was $3,000,000.

On June 14, 2001 the Company entered into a lease purchase arrangement with a finance company for a phone system. The total borrowed was $17,807. The note calls for 24 monthly payments of $858 including interest at 15.7%. The last three payments were prepaid when the note was signed. The balance outstanding at September 30, 2003, was $0. The equipment financed secures the note.

On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments were prepaid when the note was signed. The balance outstanding at September 30, 2003 was $6,842. The equipment financed secures the note.

On June 15, 2003 the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at September 30, 2003 was $31,634. The equipment financed secures the note.

Maturities on long-term debt are as follows:

2003	$11,506
2004	$5,327
2005	$6,629
2006	$7,026
2007	$7,986
Thereafter	$ -0-

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 5 – INCOME TAXES

The Company has a net operating loss carryforward of approximately $310,000 available for up to twenty (20) years for federal purposes. Pursuant to Internal Revenue Code Section 382 and the regulations thereunder, the amounts of utilizable carryover may be limited as a result of ownership changes or even eliminated if business continuity requirements are not met. Net operating losses may be carried forward for fifteen consecutive tax years for the state of Ohio. There were no temporary differences allowing no deferred tax liabilities to arise. The income though September 30, 2003 has exhausted the net operating loss carry forward. Accordingly a tax provision and corresponding liability has been recognized in the third quarter for estimated state and federal taxes.

Components of Income Tax Expenses are as follows:

September 30, 2003
CURRENT
Federal	$44,000
States	6,000

Net provision/(benefit for income taxes)	$50,000

NOTE 6 – COMMITMENTS

The Company’s leasing operations consist principally of the leasing of office space under operating leases that expire in five years.

The following is a schedule, by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2001.

Year ending December 31	Amount
2003	$26,000
2004	$26,000
2005	$8,677
Total	$60,667

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 6 – COMMITMENTS—CONTINUED

Rental expense was approximately $7,328 for the quarter ended and $23,489 for the nine months ended September 30, 2003.

NOTE 7- RELATED PARTY TRANSACTIONS

At September 30, 2003 the Company has an accounts receivable on its books from its majority shareholder for $1,415,911 for reimbursement of all costs to date in connection with the February 19, 2003 note.

NOTE 8—OPERATING SEGMENTS

The Company organizes its business into three reportable segments: the holding company (Hartville Group, Inc.), and the old holding company (Hartville Equestrian, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Insurance Company, LTD).

A breakdown of the revenues and expenses by segment is as follows:

Holding Company
Revenues	$-0-
Administrate expenses	23,201

Loss	$(23,201)

Insurance Agency
Revenues	$1,092,448
Administrative expenses	927,816

Income	$164,632

Reinsurance
Revenues	$1,343,063
Expenses
Loss and expenses	631,263
Ceded costs	362,932
Administrative	38,670
1,032,865

Income	$310,198

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 9—SUBSEQUENT EVENTS

On October 17, 2003 the Company completed a $5,000,000 private placement of its common stock. As part of this transaction the majority stockholder of the Company returned 900,000 shares of its holdings in satisfaction of $1,936,000 of its receivable with the Company. These shares were included in the 5,263,000 shares sold in the private placement. The proceeds for the sale of these shares were used to retire the receivable from the majority shareholder. The Company used the proceeds of this transaction to retire the $3,000,000 note payable. The agreement sold each share at $0.95 each and gave the purchaser for every two shares a warrant to purchase an additional share of the Company’s stock for $1.90 per share. The warrants expire in three years.

The Company is required to register the common shares thus sold within six months of the transaction. If the Company fails to register the shares within the six-month period it is to pay liquidated damages to the investors of 12% per annum of the purchase price.

The Balance Sheet of the Company at September 30, 2003 would appear as follows if this transaction had been completed as of that date.

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Pro Forma Consolidated Balance Sheets

September 30, 2003
ASSETS
Current Assets
Cash	$4,376,939
Premiums and commissions receivable	535,161
Other receivables	124,589
Prepaid expenses	24,951

Total Current Assets	5,062,640

Fixed Assets – net	897,363

Other Assets – net	678,549

Total Assets	$6,637,552

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2003

NOTE 9—SUBSEQUENT EVENTS—CONTINUED

LIABILITIES AND EQUITY
Current Liabilities
Notes payable	$—
Accounts payable	55,236
Accrued expenses	90,294
Premium deposits	1,552,986
Unearned commissions	3,702
Accrued taxes	50,000
Current portion of long-term debt	11,506

Total Current Liabilities	1,763,724

Long-term Debt	26,970

Total Liabilities	1,790,694
Stockholders’ Equity
Common stock, 50,000,000 shares authorized: $.001 par value; 10,114,732 shares issued and outstanding	10,115
Additional paid in capital	4,802,305
Income accumulated during development stage	34,438

4,846,858

Total Liabilities and Equity	$6,637,552

Notes to Pro Forma Consolidated Balance Sheets (Unaudited)

1. The cash balances and equity accounts have been adjusted to record the sale of 5,263,000 shares of the Company’s Common Stock for $5,000,000.

2. The majority shareholder of the Company returned 900,000 shares of the Company’s Common Stock in satisfaction of $1,936,000 of its outstanding receivable with the Company. These shares were included in the shares sold to the investor group.

3. The $3,000,000 Note payable and all related fees are paid in full by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Management’s Discussion and Analysis contains various “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, regarding future events or the future financial performance of the Company that involve risks and uncertainties. Certain statements included in this Form 10-QSB, including, without limitation, statements related to anticipated cash flow sources and uses, and words including but not limited to “anticipates”, “believes”, “plans”, “expects”, “future” and similar statements or expressions, identify forward looking statements. Any forward-looking statements herein are subject to certain risks and uncertainties in the Company’s business, including but not limited to, reliance on key customers and competition in its markets, market demand, product performance, technological developments, maintenance of relationships with key suppliers, difficulties of hiring or retaining key personnel and any changes in current accounting rules, all of which may be beyond the control of the Company. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth therein.

Management’s Discussion and Analysis of Consolidated Results of Financial Condition or Plan of Operation (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2002 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

General

Hartville Group, Inc. (the “Company”) is a holding company formed in the State of Nevada whose wholly-owned subsidiaries include Hartville Insurance Company, Ltd (“Hartville”) and Petsmarketing Insurance.com Agency, Inc. (“Agency”). Hartville is a reinsurance company that is registered in the Cayman Islands, British West Indies. Hartville was formed to reinsure pet health insurance that is currently being marketed by the Agency. The Company generates revenue from Agency and Hartville as described below.

Agency is primarily a marketing/administration company concentrating on the sale of its proprietary health insurance plans for domestic pets. Agency receives 30% of the premiums on policies written as a commission. Its business plan calls for introducing its product effectively and efficiently through a variety of distribution systems. The company presently accepts applications, underwrites and issues policies electronically. Petsmarketing, through its proprietary policy fulfillment system - PUPPS- has the capability to provide online quotes, generate specific applications, approve applications, issue policies, and monitor claim trends on a proactive basis. This capability enables the Company to effectively manage and control losses. Also, having the ability to recognize loss trends early enables the Company to amend underwriting guidelines quickly, thereby controlling and delivering appropriate underwriting margins.

Hartville takes a quota share participation on the pet health insurance originated by the Agency. The product, known as the Petshealth Care Plan works like most major medical plans for people. The plan pays eighty (80%) percent of all veterinary costs and medications received for any covered illness or injury (accident) following the annual deductible of $100 per pet. Selected plans provide coverage for routine vaccinations, heartworm testing and flea preventive medications, dental cleanings, and all plans cover the cost to spay or neuter a pet. Pet owners are free to use any veterinarian in the United States and all plans provide a thirty-day risk free trial. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund (flat cancellation).

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

To management’s knowledge, the U.S. has the largest population of companion animals in the world. Pets occupy an important place in more than 60% of all U.S. households. Management estimates that there are more than 112 million dogs and cats in the U.S. Management further estimates that, as a market, owners of companion pets include over 58 million (6 out of 10 households), and their numbers are growing. To management’s knowledge, each year consumers in this market spend more than $10.1 billion for the care of their pets.

Increasingly, companion animals are considered by their owners as “members of the family”. The American Animal Hospital Association (AAHA) reports that 81 percent of pet owners think of their pets as family members or even “children”. With growing frequency, young professionals, childless couples, “empty nesters”, and senior citizens report that they depend on their pets for companionship and emotional bonding.

A study conducted by the University of Nevada in 1995, entitled An Analysis of Pet Health Care Insurance concluded, “over half of U.S. pet owning households were willing to purchase health insurance for their pets.” The Wall Street Journal reported in early 1996 that hundreds of thousands of pet owners willingly pay “insurance premiums to ensure that their animals get first-rate health care coverage.”

Most HMO or “discount” plans are normally restricted to a limited number of local veterinary practices. Pet owners must patronize only those practices. The HMO-type plan is not portable to other veterinary practices or other parts of the U.S. when the owner is transferred or traveling, or if the owner has different veterinarian specialist needs for one of their pets. The number of participating veterinarians is relatively small. They are located primarily in the affluent suburbs. Such limited and local geographic plans emerged because of an absence of insurance alternatives. Pet owners continue to voice a strong demand for comprehensive veterinary health insurance coverage and the freedom to choose their own veterinarians, not unlike their own human health care needs.

Hartville Insurance Company earns underwriting profit on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Insurance Company. The premiums received by the Company less claims paid equals underwriting profit. The business risk ceded-assumed-by the company has historically been approximately 20% of premiums written. Starting January 1, 2003 this was increased to 40% of premiums written.

History

Hartville Group, Inc. was incorporated in the State of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio on March 31, 2000, which sells sickness and accident policies for domestic household pets, and for Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the law of the Cayman Islands.

On February 1, 2002, Petsmarketing, Inc. transferred its entire interest in Petsmarketing Insurance.Com Agency, Inc. to Hartville Group, Inc. in exchange for 1,500,000 shares of Hartville Group, Inc. Also at the same time Petsmarketing, Inc. transferred its entire interest in Hartville Insurance Company, LTD (a Cayman Island

Corporation) to Hartville Group, Inc. in exchange for 500,000 shares of Hartville Group, Inc. When the transfer was complete, Petsmarketing, Inc. owned 2,000,000 of the 2,001,000 shares outstanding of Hartville Group, Inc., thereby making Hartville Group, Inc. a subsidiary of Petsmarketing, Inc. On or about April 1, 2001, Hartville Group, Inc. loaned $48,107.83 to Petsmarketing, Inc., which changed its name to PS Management Holdings, Inc. on May 15, 2002. On September 6, 2002, by mutual agreement between Hartville Group, Inc. and PS Management Holdings, Inc., on September 6, 2002, PS Management Holdings, Inc. returned 1,750,000 shares of Hartville Group to Hartville Group for cancellation as payment of the debt. On September 5, 2002, Whiskers, Inc. acquired 2,000,000 shares of Hartville Group, Inc. from Hartville Group, Inc. in consideration for $50,000.

On September 9, 2002, Hartville Group, Inc. changed its name to Hartville Equestrian, Inc. Subsequently, the Company changed its name to Hartville Group, Inc. on September 9, 2002. On September 12, 2002, Hartville Group, Inc., formerly Venturelist.com, Inc., acquired 100% of the issued and outstanding shares of Hartville Equestrian, Inc., formerly Hartville Group, Inc. in exchange for 2,251,000 post forward split shares of the registrant’s common stock.

On October 20, 2003, the Company completed a five million dollar ($5,000,000) private placement of its securities. In that private placement, 4,750,000 shares of restricted Common Stock of the Registrant were issued to certain private investors for a purchase price of $0.95 per share, pursuant to the provisions of a Stock Purchase Agreement between the Company and certain investors. In addition, the investors received 2,375,000 warrants to purchase Common Stock of the Company at $1.90 per share. Part of the proceeds of this private placement satisfied all outstanding obligations of the promissory note owing to Samir Financial II, L.L.C. In addition, the Company cancelled its authorized preferred stock (of which none were issued and outstanding).

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2003

TO THREE MONTHS ENDED SEPTEMBER 30, 2002

Gross Revenues and Costs of Operations

Commissions and Premiums. Commissions and Premiums increased from $804,976 for the three month period ended September 30, 2002 to $971,287 for the three month period ended September 30, 2003, an increase of $166,311, primarily as a result of an increase in volume of premium sales.

Operating Expenses. Operating Expenses decreased from $1,386,512 for the nine month period ended September 30, 2002 to $801,131 for the nine month period ended September 30, 2003, a decrease of $585,381, primarily as a result of an increase in volume of premium sales and an assumption of a larger part of the risk.

Other Income. Other Income, consisting solely of interest income, increased from $6,784 for the three month period ended September 30, 2002 to $8,841 for the three month period ended September 30, 2003, an increase of $2,057, primarily as a result of an increase in interest income on policy reserves.

Net Income (Loss). The net income for the three month period ended September 30, 2003 was $128,997, compared to a net income of $36,019 for the entire year ended December 31, 2002, primarily as a result of an increase in commissions and premiums.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2003

TO NINE MONTHS ENDED SEPTEMBER 30, 2002

Gross Revenues and Costs of Operations

Commissions and Premiums. Commissions and Premiums increased from $1,284,260 for the nine month period ended September 30, 2002 to $2,435,511 for the nine month period ended September 30, 2003, an increase of $1,151,251, primarily as a result of an increase in volume of premium sales.

Operating Expenses. Operating Expenses increased from $1,386,512 for the nine month period ended September 30, 2002 to $1,959,672 for the nine month period ended September 30, 2003, an increase of $573,160, primarily as a result of an increase in volume of premium sales and an assumption of a larger part of the risk.

Other Income. Other Income, consisting solely of interest income, decreased from $39,521 for the nine month period ended September 30, 2002 to $17,104 for the nine month period ended September 30, 2003, an decrease of $22,417, primarily as a result of a decrease in interest income on policy reserves.

Net Income (Loss). Net Income increased from a net loss of ($62,731) for the nine month period ended September 30, 2002 to net income of $442,943 for the nine month period ended September 30, 2003, primarily as a result of an increase in commissions and premiums.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow. On October 20, 2003, the Company completed a five million dollar ($5,000,000) private placement of its securities. The Company used the proceeds of this transaction to retire the $3,000,000 note payable with the remainder to be used for working capital. With this new financing in place, management believes it can sustain operations and complete its business plans.

Current Assets

Cash. Cash increased from $601,807 at December 31, 2002 to $2,972,929 at September 30, 2003, an increase of $2,371,122, primarily as a result of continual increase in the volume of premiums written.

Premiums and commissions receivables. Premiums and commissions receivables increased from 105,658 at December 31, 2002 to $535,161 at September 30, 2003, an increase of $429,503, primarily as a result of continual increase in the volume of premiums written.

Other receivables. Other receivables increased from $168,773 at December 31, 2002 to $1,464,589 at September 30, 2003, an increase of $1,295,816, primarily as a result of interest and loan closing cost which are due from the company’s majority shareholder (Whiskers, Inc.).

Prepaid expenses. Prepaid expenses decreased from $51,358 at December 31, 2002 to $24,951 at September 30, 2003, a decrease of $26,407.

Total Current Assets. Total Current Assets increased from $927,596 at December 31, 2002 to $4,997,640 at September 30, 2003, an increase of $4,070,044, primarily as a result of continual increase in the volume of premiums written.

Net Fixed Assets. Net Fixed Assets increased from $552,908 at December 31, 2002 to $897,363 at September 30, 2003, an increase of $344,455, primarily as a result of an increase in deferred policy acquisition costs.

Other Assets. Other Assets increased from $312,427 at December 31, 2002 to $678,549 at September 30, 2003, an increase of $366,122, primarily as a result of an increase in other non-current assets.

Liabilities

Total Liabilities. Total Liabilities increased from $596,116 at December 31, 2002 to $4,790,694 at September 30, 2003, an increase of $4,194,578. This included a Note payable as of September 30, 2003 of $3,000,000 and an increase in premium deposits from $390,516 at December 31, 2002 to $1,552,986 at September 30, 2003. Part of the proceeds of the private placement completed on October 20, 2003, satisfied in full the Note payable as of September 30, 2003 of $3,000,000.

The Company anticipates that its cash requirements will continue to increase as it continues to expend substantial resources to build its infrastructure, develop its business plan and establish its sales and marketing network operations, customer support and administrative organizations. The Company currently anticipates that its available cash resources and cash generated from operations and the private placement will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for the next twelve months. If the Company is unable to maintain profitability, or seeks further expansion, additional funding will become necessary. No assurances can be given that either equity or debt financing will be available.

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our chief executive officer and principal financial officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to our consolidated subsidiaries and us would be made known to him by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 2. Changes in Securities

On October 20, 2003, the Registrant cancelled its authorized preferred stock (of which none were issued and outstanding).

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits:

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports of Form 8-K.

On August 6, 2003, the registrant filed a copy of a press release announcing the Registrant’s results for the second quarter ended June 30, 2003.

No other reports on Form 8-K were filed during the quarter ended September 30, 2003, for which this report is filed.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Hartville Group, Inc. and Subsidiaries

Dated: November 12, 2003	/s/ W. Russell Smith III
W. Russell Smith III Chief Executive Officer

Exhibit Index

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.