Form 10KSB/A
period 2002-12-31
HARTVILLE GROUP  INC
filed 2004-01-09
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

COMMISSION FILE NUMBER: 333-82786

HARTVILLE GROUP, INC.

(Small Business Issuer in its Charter)

NEVADA	94-3360099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7551 NORTH MAIN STREET NORTH CANTON OHIO	44720
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (330) 305-1352

Securities registered under Section 12(b) of the Exchange Act:

(Title of each class)	(Name of each exchange on which registered)
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State issuer’s revenues for its most recent fiscal year: $1,796,026

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 1,026,870 shares held by non-affiliates and the closing price of $.73 per share for Common Stock in the over-the-counter market as of March 27, 2003): $749,615

Number of shares of the issuer’s common stock, par value $.001, outstanding as of March 31, 2003 : 3,026,870 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format YES  ☐  NO  ☒

HARTVILLE GROUP, INC.

Form 10-KSB

PART I

Item 1.    DESCRIPTION OF BUSINESS

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS. CERTAIN INFORMATION CONTAINED HEREIN (AS WELL AS INFORMATION INCLUDED IN ORAL STATEMENTS OR OTHER WRITTEN STATEMENTS MADE OR TO BE MADE BY HARTVILLE GROUP, INC.) CONTAINS STATEMENTS THAT ARE FORWARD-LOOKING, SUCH AS STATEMENTS RELATING TO CONSUMMATION OF A TRANSACTION, ANTICIPATED FUTURE REVENUES OF THE COMPANY AND SUCCESS OF CURRENT PRODUCT OFFERINGS. SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS AND UNCERTAINTIES WHICH COULD SIGNIFICANTLY AFFECT ANTICIPATED RESULTS IN THE FUTURE, AND ACCORDINGLY, SUCH RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED IN ANY FORWARD-LOOKING STATEMENTS MADE BY OR ON BEHALF OF HARTVILLE GROUP, INC. THESE RISKS AND UNCERTAINTIES INCLUDE, AMONG OTHER THINGS, THE CONTINUED DEMAND FOR THE COMPANY’S SERVICES, COMPETITIVE AND ECONOMIC FACTORS OF THE MARKET PLACE, AVAILABILITY OF SUPPLIES, INSURANCE REGULATIONS AND THE STATE OF THE ECONOMY.

The Company.

Hartville Group, Inc. (“the Company”) is a holding company formed in the State of Nevada whose wholly-owned subsidiaries include Hartville Insurance Company, Ltd (“Hartville”) and Petsmarketing Insurance.com Agency, Inc. (“Agency”). Hartville is a reinsurance company that is registered in the Cayman Islands, British West Indies. Hartville was formed to reinsure pet health insurance that is currently being marketed by the Agency.

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

There are three plans offered, Basic, Value, and Choice, and they have the following per incident and policy limits, respectively:

Basic	$1,500/$ 8,000
Value	$3,500/$11,000
Choice	$5,000/$13,000

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

A study conducted by the University of Nevada in 1995, entitled An Analysis of Pet Health Care Insurance concluded, “over half of U.S. pet owning households were willing to purchase health insurance for their pets.” The Wall StreetJournal reported in early 1996 that hundreds of thousands of pet owners willingly pay “insurance premiums to ensure that their animals get first-rate health care coverage.”

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

The reverse merger transaction with Venturelist.com, Inc. gave the company a listing on the NASD-OTC Bulletin Board. The company’s common stock trades under the stock symbol “HTVL”.

Government Regulation and Licenses

Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America regulates the conduct of Insurance business within its borders. This is done by the Department of Insurance, a subdivision of the State Government. The Department sets forth the policies of insurance that may be sold in the state and licenses all person that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.Com agency is licensed by 47 State Departments of Insurance.

Hartville Group’s 100% owned subsidiary Hartville Insurance Company, Ltd is licensed as a reinsurance company by the government—Monetary Authority—of the Cayman Islands, British West Indies. The government regulates the kind of policies the company may reinsure, who may manage the company, the way the finances of the company are maintained, and the way the resources of the company may be invested. The company contracts with Caledonian Insurance Services Limited, a division of Caledonian Bank, to provide insurance management services for Hartville Insurance Company, Ltd.

The Competition

Hartville Group, Inc.’s major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has by far the largest position with an estimated 78% of the insurance market in the United States with a premium revenue of approximately $34.4 million and 172,000 policies. In comparison, Petsmarketing has developed $3.7mm of written premium in the last 36 months and has 15,562 active policies. VPI is 65% owned by Scottsdale Insurance Company, which in turn is a wholly owned subsidiary of Nationwide Mutual Insurance Company. Pet Care Insurance is underwritten by Lincoln National Insurance Company. Other competitors include Companion Care and Blue Paw, both newly in business.

Employees

The company employed 20 full-time personnel as of March 28, 2003. The staff reviews all policy applications and issues policies; and reviews all claims and issues payment of claims when appropriate. The company usually pays all proper claims in 30 days or less. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.

Recent Events

On February 19, 2003, Hartville Group, Inc. and its wholly-owned subsidiary Petsmarketing Insurance.com Agency, Inc. executed a promissory note to Samir Financial II, L.L.C. in the principal sum of $3,000,000 plus interest at 30% per year, with interest payments due monthly. The promissory note is due on February 19, 2004. Nine months of interest, $675,000, was prepaid out of the funds loaned to Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. In addition, Samir Financial, II was paid a closing fee of $325,000 which was also paid out of the funds loaned to Hartville Group and Petsmarketing Insurance.com Agency and Samir Financial receives a monitoring and collateral management fee of $3,000 per month. In connection with the loan, Samir Financial II, L.L.C. was granted a four year warrant to purchase 300,000 shares of Hartville common stock at an exercise price of $.83 per share. As security for the payment and performance of Hartville and Petsmarketing, Hartville and Petsmarketing executed a Loan and Security Agreement covering all now owned and hereafter acquired personal property. In addition, W. Russell Smith III, Hartville’s president, and Whiskers, Inc., Hartville’s largest shareholder, personally guaranteed the payment of the promissory note. Whiskers, Inc. also entered into a stock pledge agreement whereby it pledged its stock to Samir Financial to guarantee the repayment of the promissory note. Hartville and Petsmarketing may extend the term of the promissory note for an additional year in consideration for a $250,000 renewal fee.

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

We Are Dependent On W. Russell Smith III and Robert L. Cashman.

Our success depends upon our retention of W. Russell Smith III, the company’s president, and Robert L. Cashman, the company’s secretary. The loss of the services of either or both of Messrs. Smith and Cashman might significantly delay or prevent the achievement of our development and strategic objectives. We are currently in the process of obtaining a $3,000,000 key man life insurance policy on the life of Mr. Smith. We do not maintain key person life insurance on the life of Mr. Cashman. Mr. Smith and Mr. Cashthem are not under any obligation to continue providing services to us.

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

Item 2.    Description Of Property

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

Part II

Item 5.    Market for Common Equity and Related Stockholder Matters.

The company’s Common Stock traded under the stock symbol VTLT until September 17, 2002 on the NASDAQ’S OTC Bulletin Board until it began trading under the symbol HTVL. The high and low closing bid information for the Company’s Common Stock during the year ended December 31, 2002 is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker.

Year ended December 31, 2002	High	Low
Quarter ended March 31, 2002	02.02
Quarter ended June 30, 2002	02.02
Quarter ended Sept 30, 2002	1.85	1.75
Quarter ended Dec 31, 2002	1.05	1.01

The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions, The stock is thinly traded and transactions in the stock are sporadic and infrequent.

As of December 31, 2002, there were approximately 61 shareholders of record of the company’s common stock and no holders of the company’s preferred stock.

The company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividends in the foreseeable future. The payment of dividends, if any is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements, and financial condition and other such factors as the Board of Director may consider. The company affected a 100 to 1 reverse split on May 16, 2002.

The company affected a 4:1 forward stock split on September 11, 2002. As a result of the acquisition of Hartville Equestrian and the change of focus of the Registrant’s business, the Registrant changed it name from Venturelist.com, Inc. to Hartville Group, Inc. and changed its trading symbol to HTVL.

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

On September 12, 2002 the Registrant acquired 100% of the issued and outstanding shares of Hartville Equestrian in exchange for 2,251,000 post forward split shares of the Registrant’s common stock. Following the Exchange, there were 3,011,244 shares of the Registrant’s common stock outstanding.

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

On March 22, 2003, the company granted options to each of five individuals to purchase 500,000 shares of the company’s common stock at $.60 per share pursuant to the company’s stock option plan.

The company’s common stock is considered a “penny stock” as defined in certain rules (the “Rules”) under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions the company meets) is considered a penny stock. The SEC’s rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell the company’s shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account. As a result of the penny stock rules the market liquidity for the company’s securities may be severely adversely effected by limiting the ability of broker-dealers to sell the company’s securities and the ability of purchasers of the securities to resell them.

Item 6.    Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, THE COMPANY’S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

General:

The company currently generates revenue from two sources. First Petsmarketing Insurance.Com Agency (Agency) receives 30% of the premiums on policies written as a commission.

Second Hartville Insurance Company earns underwriting profit on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Insurance Company. The premiums received by the company less claims paid equals underwriting profit. The business risk ceded—assumed—by the company has historically been approximately 20% of premiums written.

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

The net income for the twelve months ended December 31, 2002 was $36,019 or $.02 per share. This compares to a net loss of $10,508 or $.01 per share for the year ended December 31, 2001. The company had been on a calendar year reporting basis; however, following the stock exchange with Venturelist.com, Inc., the company’s reporting period changed to a fiscal year ending September 30. The company has now changed back to a calendar year basis for insurance purposes, thus filing this 10-KSB for the period ending December 31, 2002.

The company had an accumulated deficit of $408,505 at December 31, 2002. compared to an accumulated deficit or $321,024 as of December 2001.

Liquidity And Capital Resources

As of December 31, 2002, the company had cash of $601, 807, total current assets of $927,596 and working capital of $335,454. The company has been experiencing losses since inception, until recently. The losses have been getting smaller each year. The 12 month period ending December 31, 2002 shows a profit of $36,019 compared to loss of $10,508 for the prior 12 month period.

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

On February 19, 2003, Hartville Group, Inc. and its wholly-owned subsidiary Petsmarketing Insurance.com Agency, Inc. executed a promissory note to Samir Financial II, L.L.C. in the principal sum of $3,000,000 plus interest at 30% per year, with interest payments due monthly. The promissory note is due on February 19, 2004. Nine months of interest, $675,000, was prepaid out of the funds loaned to Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. In addition, Samir Financial, II was paid a closing fee of $325,000 which was also paid out of the funds loaned to Hartville Group and Petsmarketing Insurance.com Agency and Samir Financial receives a monitoring and collateral management fee of $3,000 per month. In connection with the loan, Samir Financial II, L.L.C. was granted a four year warrant to purchase 300,000 shares of Hartville common stock at an exercise price of $.83 per share. As security for the payment and performance of Hartville and Petsmarketing, Hartville and Petsmarketing executed a Loan and Security Agreement covering all now owned and hereafter acquired personal property. In addition, W. Russell Smith III, Hartville’s president, and Whiskers, Inc., Hartville’s largest shareholder, personally guaranteed the payment of the promissory note. Whiskers, Inc. also entered into a stock pledge agreement whereby it pledged its stock to Samir Financial to guarantee the repayment of the promissory note. Hartville and Petsmarketing may extend the term of the promissory note for an additional year in consideration for a $250,000 renewal fee.

The company is taking steps to raise equity capital. There can be no assurance that any new capital would be available to the company or that adequate funds for the company’s operations, whether from the Company’s revenues, financial markets, or other arrangements will be available when needed or on terms satisfactory to the company. The company has no commitments from officers, directors or affiliates to provide funding. The failure of the company to obtain adequate additional financing may require the company to delay, curtail or scale back some or all of its sales and marketing efforts. Any additional financing may involve dilution to the company’s then-existing shareholders.

Without additional capital funding, the company believes it can sustain operations as it is now operating profitably.

Item 7.    Financial Statements And Supplementary Data

The financial statements and supplementary data of the company are attached hereto.

Item 8.    Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.

On September 17, 2002, the client-auditor relationship between Hartville Group, Inc., formerly Venturelist.com, Inc. (the “Company”) and Malone & Bailey, PLLC (“Malone”) ceased as Malone was dismissed as the Company’s auditor.

To the knowledge of the Company’s current Board of Directors, Malone’s report of the financial statements of the Registrant for the period from April 2000 (incorporation) through June 2002 and any related interim period did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the audit of the Company’s financial statements for the period from inception (April 2000) through September 30, 2001 and any subsequent interim period through the date of dismissal, Malone did not have any disagreements with the Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

The financial statements reported on by Malone were not subject to an adverse or qualified opinion, or a disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles during the past two fiscal years, and the interim periods through June 30, 2002;

The decision to change accountants was approved by the Registrant’s Board of Directors; and

There were no disagreements related to accounting principles or practices auditing scope or procedure during the past two fiscal years and the interim period through June 30, 2002.

On September 17, 2002, the Registrant engaged Terrance L. Kelley, Certified Public Accountant as its independent accountant for the fiscal year ended September 30, 2002. and the new fiscal year ending December 31,2002 During the most recent fiscal year and any subsequent interim period prior to engaging Terrance L. Kelley, the Company did not consult with Terrance L. Kelley regarding either (i) the application of accounting principals to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) any matter that was either the subject matter of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K). Terrance L. Kelley has reviewed the disclosure required by Item 304(a) before it was filed with the Commission and has been provided an opportunity to furnish the Company with a letter addressed to the Commission containing any new information, clarification of the Company’s expression of its views, or the respects in which it does not agree with the statements made by the Company in response to Item 304(a). Terrance L. Kelley did not furnish a letter to the Commission.

The Company requested that Malone review the disclosure and Malone was given an opportunity to furnish the Registrant with a letter addressed to the Commission containing any new information, clarification of the Company’s expression of its views, or the respect in which it does not agree with the statements made by the Company herein. Such letter was filed as an exhibit to that Report.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons of the Registrant Compliance with Section 16 (A) of the Exchange.

The company currently has the following directors and officers:

Name	Age	Position with the Company

W. Russell Smith III	39	Director and President

Robert L. Cashman	70	Director and Secretary

Dr. Tom Neuzil	57	Director

W. Russell Smith III—President, Director

W. Russell Smith, has served as the company’s President and Director since its incorporation. Since April 2000, Mr. Smith has served as the President of Pets Marketing Insurance.com Agency. From June 1995 through April 2000, Mr. Smith served as the President of Pets Health Insurance Agency, Inc. Mr. Smith is a licensed insurance broker is an experienced bank executive with over thirteen years in the consumer financial services industry. Mr. Smith developed the concept of insuring household pets (dogs and cats) and has been active in the pet insurance business for the last eight years. Mr. Smith will be active in all aspects of the operation of the business. He is experienced in directing the policy enrollment, insurance administration, insurance claims management and database information systems. Additionally, Mr. Smith maintains the necessary insurance licenses as Managing Agent, TPA for the company. Mr. Smith is an experienced financial executive with over 13-years in the financial services industry and is a Summa Cum Laude graduate from Florida Metropolitan University with an MBA in business/accountancy. He also holds a BA in Business/Finance from Eckerd College.

Robert L. Cashman—Secretary, Director

Mr. Cashman has served as our Secretary and Director since our inception. Since June 1990, Mr. Cashman has served as Chairman and senior partner of The Charleston Group, a private investment banking and consulting firm. Mr. Cashman has been involved in merger, acquisition, reorganization, liquidation, and public offering transactions throughout his entire business career. He has personally directed more than 100 transactions including I.P.O.s, secondary offerings, shell reverse mergers and private placements. In the first 12 years out of college, Mr. Cashman developed a fast growing insurance company that qualified him for the prestigious Young President’s Organization. After successfully selling the company in 1972, he worked in the merger and acquisition business until 1977 when he acquired Pacific Envelope Co. Under his management, Pacific Envelope grew very rapidly. The company was able to qualify for the Inc. Magazine 500 fastest growing companies for five years in succession. Mr. Cashman has remained active in business consulting throughout his entire career. Mr. Cashman is currently a member of the Orange County Airport Commission, operators of John Wayne Airport and also an active general aviation pilot and aircraft owner. Mr. Cashman serves on the board of directors of PS Management Holdings, Inc., Berkshire Asset Management, Inc., Wayne Aircraft Company, and City of Anaheim Workforce Investment Board. Mr. Cashman has been active in many civic organizations, including serving on the governing board of the National YMCA, has been active in the Boy Scouts, in the Young Presidents Organization, and numerous blue ribbon committees. He earned a B.S. degree in Business Administration from U.C.L.A.

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

Item 10.    Executive Compensation

The following table sets forth certain information concerning the compensation of the company’s principal executive officer.

		Annual Compensation
Name and Position	Fiscal Year	Salary		Bonus
W. Russell Smith III Director, President	2002	$45,000	(1)	0

Kris Lafour, Chief Executive Officer	2002	—	(2)

Steve Bauman, Chief Executive Officer	2001	$25,583	(3)

(1)	Mr. Smith was paid by Petsmarketing, Inc., a wholly-owned subsidiary.
(2)	Mr. Lafour, Former Chief Executive Officer of Venturelist.Com, Inc., was paid by M&A West, Inc., our former parent company.
(3)	Mr. Bauman received 250,000 shares of Digital Bridge, Inc. from the company and M&A West, Inc. in connection with a settlement agreement and mutual release which was valued at $12,250.

The company has no employment contracts. The company does not have a bonus or stock option plan at this time. Officers and directors are elected annually.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

The following is a listing of security ownership of management and certain beneficial owners of the Issuer’s securities as of March 28, 2003. On that date there were 3,026,870 shares of the Issuer’s stock issued and outstanding.

Name	Title	Number of Shares Beneficially owned		Percentage owned
W. Russell Smith III 7551 North Main Street North Canton, OH 44720	Director/President	-0-		0%

Robert L. Cashman 18482 Park Villa Place Villa Park, CA 92861	Director/Secretary	251,000	(1)	8%

Tomas Neuzil 7551 North Main Street North Canton, OH 44720	Director	-0-		0%

Whiskers, Inc 7373 North Scottsdale Blvd Suite D215 Scottsdale, AZ 85253		2,000,000		66%

PS Management Holdings, Inc 18482 Park Villa Place Villa Park, CA 92861		250,000		8%

Allan Staggs 7373 North Scottsdale Blvd Suite D215 Scottsdale, AZ 85253		2,000,000	(2)	66%

Samir Financial II, L.L.C 20682 N. Plumwood Drive Kildeer, Illinois 60047		2,300,000	(3)	69%

Richard Johnson 18482 Park Villa Place Villa Park, CA 92861		500,000	(4)	14%

Karen Fowler 18482 Park Villa Place Villa Park, CA 92861		500,000	(4)	14%

John Vilagi 18482 Park Villa Place Villa Park, CA 92861		500,000	(4)	14%

Glenn Glasshagel 18482 Park Villa Place Villa Park, CA 92861		500,000	(4)	14%

Roland Thomas 18482 Park Villa Place Villa Park, CA 92861		500,000	(4)	14%
Total Officers and Directors as a group (2 people)		251,000		8%

Total Shareholders		3,026,870		100%

(1)	Includes 250,000 shares owned of record by PS Management Holdings, Inc., of which Robert L. Cashman serves as the President.
(2)	Includes 2,000,000 shares owned of record by Whiskers, Inc., of which Allan Staggs is the executive officer.
(3)	Includes warrants to purchase 300,000 shares of stock at $.83 per share as well as 2,000,000 shares which have been pledged by Whiskers, Inc. pursuant to a Debtor’s Security and Pledge Agreement.
(4)	Includes options to purchase 500,000 shares of common stock at an exercise price of $.60 per share.

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

In September 2002, Whiskers, Inc., our controlling shareholder, acquired 2,000,000 shares of our common stock in consideration for a $50,000 note and Whiskers, Inc. agreeing to obtain funding for us in the form of a stock investment or a loan in the amount of US$2,000,000. Whiskers, Inc. agreed to pay the costs, finder’s fees, commissions and interest applicable in the event it is successful in obtaining financing or a loan for us. In the event Whiskers, Inc. was not successful in obtaining financing or a loan in the amount of $2,000,000 for the company by July 1, 2003, Whiskers, Inc. was to return the 2,000,000 shares of company common stock to the company for cancellation and the $50,000 payment would have been retained by the company.

In September 2002, we issued a former director 10,000 shares of our common stock in consideration for services rendered.

Item 13.    Exhibits List and Reports On Form 8-k

Index to Exhibits

Exhibit No.	Identification of Exhibit

2.1(2)	Exchange Agreement between Hartville Group, Inc. Formerly Venturelist .com, Inc., and Hartville Equestrian, Inc., Formerly Hartville Group, Inc.

3.1(1)	Amended and restated Articles of Incorporation

3.2(1)	By-Laws of Venturelist.com

3.3(2)	Certificate of Amendment to Articles of Incorporation.

4.1(1)	Form of Specimen of common stock

10.1(*)	Stock Purchase Agreement with Whiskers, Inc.

10.2(*)	Promissory Note with Samir Financial II, L.L.C.

10.3(*)	Loan and Security Agreement with Samir Financial II, L.L.C.

10.4(*)	Hartville Group, Inc. Common Stock Warrant

23.1(*)	Consent of Independent Auditors

99.1(*)	CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO 18 U.S.C. SECTION 1350

*	Filed herein.
(1)	Filed as an Exhibit to the Company’s registration statement on Form SB-2 (File No. 333-48544 ) and herein Incorporated by reference.
(2)	Filed as an Exhibit to the Company’s Form 8-K filed on September 16, 2002.

Reports on Form 8-K

1.	On September 16, 2002 the company filed a Form 8-K to report

A.	Change of name to Hartville Group, Inc.

B.	Acquisition of Hartville Equestrian, Inc.

C.	Change in control of the Company

D.	A four (4) for one (1) forward split of the Company’s Common Stock effective September 11,2002

2.	On October 1, 2002, the company filed an amended 8-K to provide financial statements of the company and modify the beneficial owner of Whiskers, Inc.

3.	On November 27, 2002, the company filed an amended 8-K modifying the financial disclosure and providing additional information about the company.

4.	On January 8, 2003, the company filed a Form 8-K reporting a change in auditors.

5.	On February 18, 2003, the company filed an amended Form 8-K updating its financial statement disclosure.

6.	On February 25, 2003, the company filed a Form 8-K relating to a change in the company’s fiscal year from September 30th to December 31st.

Item 14.    Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

Dated: January 8, 2004

Hartville Group, Inc. Registrant

By:	/s/ W. Russell Smith III

W. Russell Smith III President

In accordance with the Exchange Act. This report has be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ W. Russell Smith III	Dated	January 8, 2004

W. Russell Smith III President and Director

/s/ Dr. Tom Neuzil	Dated	January 8, 2004

Dr. Tomas Neuzil Director

CERTIFICATIONS

I, W. Russell Smith III, Principal Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Hartville Group, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a 14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5.	I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 8, 2004

/s/ W. Russell Smith

W. Russell Smith, President

Financial Statements

Pollard-Kelley Auditing Services, Inc.
Certified Public Accountants	3250 West Market Street Suite 307,
Fairlawn, OH 44333 (330) 864-2265

Hartville Group, Inc. and Subsidiaries Canton, Ohio

I have audited the consolidated Balance Sheet of Hartville Group, Inc. and Subsidiaries (A Development Stage Company), as of December 31, 2002 and December 31, 2001 and the related Consolidated Statements of Income, Consolidated Changes in Stockholders’ Equity, and Consolidated Statement of Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on those financial statements based on my audits.

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

Pollard-Kelley Auditing Services, Inc.

/s/ Terance L. Kelley

For Pollard-Kelley Auditing Services, Inc. Fairlawn, Ohio February 6, 2003

EXCEPT FOR FOOTNOTE 10, FOR WHICH THE DATE IS FEBRUARY 19, 2003

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheets

December 31, 2002 and December 31, 2001

	December 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash	$601,807	$896,553
Commissions receivable	105,658	50,911
Other receivables	168,773	12,478
Prepaid expenses	51,358	32,862

Total Current Assets	927,596	992,804
Fixed Assets
Property and equipment—net	100,345	92,024
Deferred policy acquisition costs—net	452,563	220,484

	552,908	312,508
Other Assets
Licensing fees. Less accumulated amortization of $21,324 and $14,706	26,470	35,294
Other non-current assets	285,801	163,774
Investments	156	—

	312,427	199,068

Total Assets	$1,792,931	$1,504,380

See accompanying notes to financial statements.

	December 31, 2002	December 31, 2001
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$78,422	$37,452
Accrued expenses	61,529	29,797
Premium deposits	390,516	189,675
Unearned commissions	—	30,062
Due to fronting carrier	46,630	—
Current portion of long-term debt	15,045	8,877

Total Current Liabilities	592,142	295,863
Long-Term Debt	3,974	4,127

Total Liabilities	596,116	299,990
Stockholders’ Equity
Common stock, 50,000,000 shares authorized: $.001 par value; 3,026,870 shares issued and outstanding at December 31,	3,027	2,001
Additional paid in capital	1,652,293	1,523,413
Deficit accumulated during development stage	(408,505)	(321,024)
Stock purchase receivable	(50,000)	—

	1,196,815	1,204,390

Total Liabilities and Stockholders’ Equity	$1,792,931	$1,504,380

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Income

For the Year ended December 31, 2002, for the Year Ended December 31, 2001, and for the Period from March 1, 2000 (Date of Inception) Through December 31, 2002 (Since Inception)

	December 31, 2002	December 31, 2001	Since Inception
Commissions	$865,723	$599,499	$1,773,343
Premiums	930,303	637,749	1,568,052

	1,796,026	1,237,248	3,341,395
Losses and expenses	662,904	382,649	1,045,553
Ceded costs	283,562	216,092	499,654
General and administrative	833,623	649,736	1,931,561

	1,780,089	1,248,477	3,476,768

Operating Income (loss)	15,937	(11,229)	(135,373)
Other income	45,062	721	80,450
Other expense	(24,980)	—	(230,032)

Income (Loss) before taxes	36,019	(10,508)	(284,955)
Provision for taxes	—	—	50

NET INCOME (LOSS)	$36,019	$(10,508)	$(285,005)

Net income (loss) per common share	$0.02	$(0.01)
Weighted average common shares outstanding	2,295,980	2,001,000

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity

For the Period From March 1, 2000 (Date of Inception) through December 31, 2002

	Additional Common Shares	Total Stock Amount	Paid in Capital	Accumulated Deficit	Stockholders’ Equity
Balance at March 1, 2000	—	—	—	—	—
Retroactive stock issued	2,001,000	$2,001	$508,327	$—	$510,328
Net Loss	—	—	—	(310,516)	(310,516)

Balance at December 31, 2000	2,001,000	2,001	508,327	(310,516)	199,812
Capital contributed 2001	—	—	1,015,086	—	1,015,086
Net Loss	—	—	—	(10,508)	(10,508)

Balance December 31, 2001	2,001,000	2,001	1,523,413	(321,024)	1,204,390
Acquisition of Venturelist.com, Inc.	760,244	760	122,740	(123,500)	—
Sale of shares	250,000	250	6,000	—	6,250
Stock issued for investment	15,626	16	140	—	156
Net income	—	—	—	36,019	36,019
Balance December 31, 2002	3,026,870	$3,027	$1,652,293	$(408,505)	$1,246,815

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the Nine Months Ended December 31, 2002, for the Year Ended December 31, 2001, and for the Period from March 1, 2000 (Date of Inception) Through December 31, 2002 (Since Inception)

	December 31, 2002	December 31, 2001	Since Inception
Cash flows from operating activities
Net loss	$36,019	$(10,508)	$(285,005)
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	40,986	31,027	89,957
Amortization	86,492	52,014	144,388
Decrease/(increase) commissions receivable	(54,747)	86,489	(105,658)
(Increase) Other receivables	(156,295)	(12,478)	(168,773)
Decrease/(increase) Prepaid expenses	(18,496)	(29,976)	(51,358)
(Increase) Licensing fees	—	—	(50,000)
Increase Accounts payable	40,970	(8,675)	78,422
Increase Accrued expenses	31,732	29,747	61,529
Increase Premium deposits	200,841	189,675	390,516
(Decrease)/increase Unearned commissions	(30,062)	30,062	—
Increase/(decrease) Due to fronting carrier	46,630	—	46,630

Net Cash Provided by /(Used for ) Operating Activities	224,070	357,377	150,648
Cash Flows from Investing Activities
Increase in Stock purchase receivable	(50,000)	—	(50,000)
Increase Deferred policy acquisition costs	(309,747)	(263,673)	(573,420)
Increase Property and equipment	(49,307)	(45,445)	(190,303)
Increase Other non-current assets	(122,027)	(5,891)	(285,801)

Net Cash Used for Investing Activities	(531,081)	(315,009)	(1,099,524)
Cash Flows from Financing Activities
Proceeds from notes payable	21,406	17,807	221,624
Payment on notes payable	(15,391)	(187,214)	(202,605)
Issuance of Common stock	250	—	2,412
Contributed capital	6,000	1,015,086	1,529,252

Net Cash Provided from Financing Activities	12,265	845,679	1,550,683

Net Increase in Cash and Cash Equivalents	(294,746)	888,047	601,807
Cash and Cash Equivalents—Beginning	896,553	8,506	—
Cash and Cash Equivalents—Ending	$601,807	$896,553	$601,807

See accompanying notes to financial statements

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

December 31, 2002

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

December 31, 2002

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DEFERRED POLICY ACQUISITION COST

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. Management was amortizing these costs over 36 months. However, on January 1, 2002 management elected to extend the estimated life of these assets to 60 months. Management felt this change brought its amortization life closer to industry standards. Total costs deferred at December 31,2002 were $573,420 with accumulated amortization through that date of $120,857. The impact of this change on the Company’s earnings through December 31, 2002 would have been an additional $24,000 of expense.

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

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

SOFTWARE DEVELOPMENT COSTS

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

NOTE 2—OTHER NONCURRENT ASSETS

Other noncurrent assets represent software costs associated with the development of the Company’s computer system in the amount of $274,828. The software being developed is called PUPPS(C) a proprietary software which, will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. As of December 31, 2002, the software is still under development and has not been placed in service. Also included are insurance license costs of $7,428 and organization costs of $665.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002

NOTE 3—FIXED ASSETS

Property and equipment are summarized by major classifications as follows:

	December 31, 2002	December 31, 2001
Furniture and fixtures	$5,979	$3,360
Equipment	117,685	81,690
Software	55,563	45,744
Leasehold Improvements	10,899	10,202

	190,126	140,996
Less: accumulated depreciation	(89,781)	(48,972)

	$100,345	$92,024

Deferred policy acquisition costs are summarized as follows:

	December 31, 2002	December 31, 2001
Deferred policy acquisition costs	$573,420	$263,673
Less: accumulated amortization	(120,857)	(43,189)

	$452,563	$220,484

NOTE 4—NOTES PAYABLE

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

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002

NOTE 4—NOTES PAYABLE (CONTINUED)

Maturities on long-term debt are as follows:

Year ending December 31,
2002	$15,045
2003	$4,974

NOTE 5—INCOME TAXES

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

Components of Income Tax Expenses are as follows:

CURRENT	December 31, 2002
Federal	$-0-
States	-0-

NET PROVISION/(BENEFIT FOR INCOME TAXES)	$-0-

NOTE 6—COMMITMENTS

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

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002

NOTE 6—COMMITMENTS (CONTINUED)

Year ending December 31	Amount
2005	8,677

Total	$60,667

Rental expense was approximately $29,368 for the year ended December 31, 2002.

NOTE 7—UNDERWRITING

January 1, 2001 the Company started to market, administrator and reinsure a portion of its underwriting risk. Each year’s business is ceded to reinsurers under an annual quota share reinsurance agreement. At present there are two such treaties in effect. Below shows the breakdown of revenue and direct expenses under each of these treaties to date:

	Inception to date
	2002	2001
	Treaty	Treaty	Total
Premiums	$514,676	$1,053,376	$1,568,052
Losses and expenses	142,661	888,892	1,031,553
Ceded costs	148,484	342,347	490,831

Underwriting Profit/(Loss)	$223,531	$(177,863)	$45,668

NOTE 8—RELATED PARTY TRANSACTIONS

At December 31, 2002 the Company has an Accounts Receivable on its books for $50,000 from its majority shareholder for the purchase of stock.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2002

NOTE 9—OPERATING SEGMENTS

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

NOTE 10—SUBSEQUENT EVENTS

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

Pollard-Kelley Auditing Services, Inc.
Certified Public Accountants	3250 West Market Street Suite 307,
Fairlawn, OH 44333 (330) 864-2265

Report of Independent Certified Public Accountant

on Supplementary Information

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

Pollard-Kelley Auditing Services, Inc.

/s/ Terance L. Kelley

Terance L. Kelley for Pollard-Kelley Auditing Services, Inc. Fairlawn, Ohio
February 6, 2003

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

Details of Consolidation

December 31, 2002

	Total	Eliminations	Hartville Group, Inc.	Hartville Equestrian, Inc.	Petsmarketing Insurance.com Agency, Inc.	Hartville Insurance Company, LTD
ASSETS
Current Assets
Cash	$601,807	$—	$78	$—	$115,824	$485,905
Commissions receivable	105,658	—	—	105,658	—
Other receivable	168,773	(155,000)	6,250	103,000	194,795	19,728
Prepaid expense	51,358	—	—	—	21,517	29,841

	927,596	(155,000)	6,328	103,000	437,794	535,474
Fixed Assets
Property and equipment—net	100,345	—	—	—	100,345	—
Deferred policy acquisition costs’—net	452,563	—	—	—	452,563	—

	552,908	—	—	—	552,908	—
Other Assets
Licensing fees—net	26,470	—	—	—	26,470	—
Other non-current assets	285,801	—	—	665	285,136	—
Investments	156	—	156	—	—	—

	312,427	—	156	665	311,606	—

	$1,792,931	$(155,000)	$6,484	$103,665	$1,302,308	$535,474

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Balance Sheet

Details of Consolidation

September 30, 2002

	Total	Eliminations	Hartville Group, Inc.	Hartville Equestrian, Inc.	Petsmarketing Insurance.com Agency, Inc.	Hartville Insurance Company, LTD
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	78,422	$(155,000)	$25,058	$155,565	$38,799	$14,000
Accrued expenses	61,529	—	—	—	54,557	6,972
Premium deposits	390,516	—	—	—	390,516	—
Unearned commissions	—	—	—	—	—	—
Due to fronting carrier	46,630	—	—	—	—	46,630
Current portion long-term debt	15,045	—	—	—	15,045	—

	592,142	(155,000)	25,058	155,565	498,917	67,602
Long-Term Debt	3,974	—	—	—	3,974	—

Total Liabilities	596,116	(155,000)	25,058	155,565	502,891	67,602
Stockholders’ Equity
Common stock	3,027	(1,100)	3,027	100	—	1,000
Additional paid capital	1,652,293	1,100	126,879	—	1,025,314	499,000
Deficit accumulated	(408,505)	—	(148,480)	(2,000)	(225,897)	(32,128)
Stock purchase receivable	(50,000)	—	—	(50,000)	—	—

	1,196,815	—	(18,574)	(51,900)	799,417	467,872

	$1,792,931	$(155,000)	$6,484	$103,665	$1,302,308	$535,474

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

(A Development Stage Company)

Consolidated Statement of Income

Details of Consolidation

For the Nine Months Ended September 30, 2002

	Total	Eliminations	Hartville Group, Inc.	Hartville Equestrian, Inc.	Petsmarketing Insurance.com Agency, Inc.	Hartville Insurance Company, LTD
Commissions and fees income	$865,723	$—	$—	$—	$865,723	$—
Premiums	930,303	—	—	—	—	930,303

	1,796,026	—	—	—	865,723	930,303
Losses and expenses	662,904	—	—	—	—	662,904
Ceded costs	283,562	—	—	—	—	283,562
General and administrative	833,623	—	—	5,000	777,951	50,672

	1,780,089	—	—	5,000	777,951	997,138
Operating loss	15,937	—	—	(5,000)	87,772	(66,835)
Other income	45,062	—	—	3,000	34,236	7,826
Other expenses	(24,980)	—	(24,980)	—	—	—

Loss before taxes	36,019	—	(24,980)	(2,000)	122,008	(59,009)
Tax provisions	—	—	—	—	—	—

NET LOSS	$36,019	$—	$(24,980)	$(2,000)	$122,008	$(59,009)

See accompanying notes to financial statements