Form 10KSB
period 2003-12-31
HARTVILLE GROUP  INC
filed 2004-04-13
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

COMMISSION FILE NUMBER: 333-110630

HARTVILLE GROUP, INC.

(Small Business Issuer in its Charter)

NEVADA	94-3360099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1597 NORTH MAIN STREET NORTH CANTON OHIO	44720
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (330) 305-1352

Securities registered under Section 12(b) of the Exchange Act:

(Title of each class)	(Name of each exchange on which registered)
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

State issuer’s revenues for its most recent fiscal year: $8,241,408

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 5,943,105 shares held by non-affiliates and the closing price of 5.00 per share for Common Stock in the over-the-counter market as of April 12, 2004): $29,715,525.

Number of shares of the issuer’s common stock, par value $.001, outstanding as of April 12, 2004 : 12,746,469 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

HARTVILLE GROUP, INC.

Form 10-KSB

PART I

THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

•	Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

•	Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, insurance related businesses.

•	Changes in government regulations: these regulations could have a negative impact on our earnings; for example, laws relating to insurance regulation that could increase our costs of operations.

•	Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

•	Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the insurance market.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

Item 1. DESCRIPTION OF BUSINESS

The Company.

Hartville Group, Inc. (“Hartville Group”, “we”, “us”) is a holding company formed in the State of Nevada whose wholly-owned subsidiaries include Hartville Insurance Company, Ltd (“Hartville”) and Petsmarketing Insurance.com Agency, Inc. (“Agency”). Hartville is a reinsurance company that is registered in the Cayman Islands, British West Indies. Hartville was formed to reinsure pet health insurance that is currently being marketed by the Agency. Projected U.S. Pet Insurance market revenues by 2007 to reach $667 million as reported by Packaged facts August 2003, a Division of Market Research.com.

The Agency is primarily a marketing/administration company concentrating on the sale of its proprietary health insurance plans for domestic pets. Its business plan calls for introducing its product effectively and efficiently through a variety of distribution systems. We presently accept applications, underwrite and issue policies electronically. Petsmarketing, through its proprietary policy fulfillment system - PUPPS- has the capability to provide online quotes, generate specific applications, approve applications, issue policies, and monitor claim trends on a proactive basis. This capability enables us to effectively manage and control losses. Also, having the ability to recognize loss trends early enables us to amend underwriting guidelines quickly, thereby controlling and delivering appropriate underwriting margins.

Hartville’s business plan calls for a quota share participation on the pet health insurance originated by the Agency. Quota share participation is where insurers elect to assume a certain percentage of risk and thereby share in the amount of claims paid under policies. For example, three insurers elect to assume all the risk under a policy: insurer 1 takes 60% of risk, insurer 2 takes 30% and insurer 3 takes 10%. If a 1,000 claim was made each insurer would be responsible for their percentages; insurer 1 would pay $600, insurer 2 would pay $300 and insurer 3 would pay $100. The product, known as the Petshealth Care Plan works like most major medical plans for people. The plan pays eighty (80) percent of all veterinary costs and medications received for any covered illness or injury (accident) following the annual deductible of $100 per pet. Selected plans provide coverage for routine vaccinations, heartworm testing and flea preventive medications, dental cleanings, and all plans cover the cost to spay or neuter a pet. Pet owners are free to use any veterinarian in the United States and all plans provide a thirty-day risk free trial. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund (flat cancellation).

There are three plans offered, Basic, Value, and Choice, and they have the following per incident and policy limits, respectively:

Basic	$1,500/$ 8,000
Value	$3,500/$11,000
Choice	$5,000/$13,000

The current offering (policy) is restricted to only dogs and cats.

The Agency is licensed to act as insurance agency in all 50 states of the United States.

Pet health insurance coverage has been successfully marketed in Europe for many years. Hartville group plans to follow the proven practices of the European market. Our management has carefully researched the available market and has concluded that there is a significant demand in the U.S. for companion pet health insurance.

Management believes, based on their research from studies by the American Veterinary Medical Association (AVMA), veterinary colleges, and market researchers, that there is a demand among pet owners and veterinarians for affordable, comprehensive pet health insurance. Articles in veterinary journals and consumer publications reinforce this demand and the high intrinsic value pet owners place on protecting their human-to-companion pet bonding.

A division of Marketresearch.com in an August 2003 report entitled “The U.S. Market for Pet Insurance” estimated that U.S. sales of pet insurance at approximately $88 million in 2002, up 46% from $60 million in 2001. During the five-year period from 1998 to 2002, the market posted a compound annual growth rate of 45%, based in total growth of 342%. Few U.S. markets show as much promise as those involving products and services for pets, which are benefiting from steady growth in the pet population and favorable demographic and psychographic trends—including aging populations of both humans and pets, together with the expanding view of pets as important family members. Also driving market growth and helping to keep the spotlight on pets are marketers of food and non-food pet supplies, who continue to introduce a stream of innovative, scaled up, highly segmented products, big-box retailers like PETsMART and PETCO, which continue to expand at the collective clip of 100 new stores per year, and the Internet, which offers fertile ground for the promotion and sale of increasingly sophisticated pet care offerings.

Increasingly, companionship is the greatest benefit of owning pets. Evidence of this companionship is apparent among both dog and cat owners. In October, 2000, The American Animal Hospital Association (AAHA) reports in their commissioned survey entitled “The State of the American Pet” (which can be found at http://www.purina.com/institute/survey.asp), that found that (a) among dog owners 95% pet and hug their dog daily, 92% play with their dog daily, 45% have taken their dog on vacation and 43% have celebrated their dog’s birthday; while (b) among cat owners, 91% pet and hug their cat daily, 85% play with their cat daily, 29% have celebrated their cat’s birthday, 23% have visited health care facilities or schools with their cat, and16% have taken their cat on vacation. American Animal Hospital Association (AAHA) is an international organization of more than 28,000 veterinary care providers who treat companion animals.

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

All our revenues are derived from premium dollars. The Agency sells pet insurance policies to pet owners whom pay insurance premiums, typically monthly using their credit card. As these premiums are collected at the close of each month an insurance report is prepared that shows the total collected premium for the month. This premium is the allocated to the appropriate parties: a) 30% of the premium flows to the Agency as commissions and b) the remaining 70% flows to the reinsurers to pay claims. Insureds can pay these insurance premiums either monthly, quarterly, semi-annually and annually. Insureds can pay by credit card, automatic check withdraw and by check.

We wrote business in 2002 through March 2003 with Clarendon National Insurance Company. Hartville Group took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Insurance Company assumed 20% of the underwriting risk with Clarendon National Insurance Company assuming 20% and others, such as R+V Risk and Hannover Re, assuming the remainder. Commencing in April 2003, we began writing business through State National Insurance Company wherein we would assume 40% of the underwriting risk, with Munich Re assuming the balance. Neither State National Insurance Company, Munich Re or any others are related parties to Hartville Group. The quota share reinsurance agreement was structured initially with Munich Re covering 100% of the risk from State National with Hartville Insurance Company through an accommodation wherein Munich Re—Held Cover—or retrocession understanding passed on this 40% risk retention for a 1% fee that would later be amended at renewal to a direct quota share agreement with us. Presently State National Insurance Company has not formalized this amendment but the Company is optimistic that the matter will be resolved in accordance with the reinsurance slips executed by the reinsurers, wherein Hartville Insurance Company signed to assume 40% of the underwriting risk on business written in 2003. There are no related party transactions with reinsurers. Hartville Group, due to surplus capital or reserves, is limited to what dollar amount of risk Hartville Insurance Company can take. Based on our written premium level, we are limited to a maximum 40% risk retention. The remaining risk is passed on to other reinsurance companies. These other companies retain all underwriting profits after paying their 60% of claims.

We are direct solicitator of our pet insurance plans. We have an inbound call center to enroll prespective pet owners that inquire about our plans. We also sell our plans through the internet. All our personnel are salary based and do not receive commissions. We receive 100% of the commissions paid on the policies. Hartville Group had test marketed using independent insurance agents but discontinued this practice in December 1999. At the present time only two agents remain that represent us and receive an onoing commission for business written. One of these agents is in Texas, wherein as a requirement of the Texas State Department of Insurance a resident agent would need to counter sign insurance policies sold in this

State by an outside agency. Hartville Group’s pet insurance agency is an Ohio domiciled agency is a non-resident agency and therefore considered an outside agency in Texas. We pay this agent a 2.5% commission on business written in Texas and that agent is limited to Texas. At the present time the monthly commission check paid to the Texas agent is less than $60. The other agent is in New York State. This agent has significant relationships with veterinary clinics. This agent specialized in selling commercial business policies to veterinary clinics. We pay this agent a 10% commission on new business with 7% on renewals on policies written in New York only. At the present time the monthly commission check to this agent is less than $3,000.

Our website address is www.petshealthplan.com. This system provides inquiring pet owners the ability to enter their pet information into the system and receive an insurance quote. The pet owner, at their option, may either enter their credit card and submit their application for underwriting or simply print off an application and return via mail with a check. Presently, less than 20% of applications received are from online enrollments. The web site is used more for information that later results in an inbound call with an enrollment with one of our customer service representatives.

We do not depend on any one customer. We are unlike other insurance policies where major relationships can prove essential, for example, an agent issuing a policy for a major manufactory might include a business policy, auto policy, and countless other risk coverage programs that in total could be a substantial premium. Most people have and insure not more than 4 pets, thus the amount of premium paid is not significant. We have and are dependent on our relationship with our fronting insurance carrier—State National Insurance Company. If the insurance carrier elected to no longer write this business Hartville would be forced to find an alternate insurance provider and if unsuccessful would have to cease writing business.

History

Hartville Group, Inc. was incorporated in the State of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio on March 31, 2000, which sells sickness and accident policies for domestic household pets, and for Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the law of the Cayman Islands. Class B Insurer is the designation given by the Monetary Authorities of the Cayman Islands for a property and casualty insurance company. This class designates that a company is not authorized to write business other than property and casualty; for example we could not accept life insurance risk.

Petshealth Insurance Agency, Inc. was formed in 1997 as the original pet marketing agency. This agency was dissolved and reorganized into Petsmarketing Insurance.com Agency. Petsmarketing Insurance.com was a subsidiary of Petsmarketing Inc., a pink sheet company. The securities firm for Petsmarketing Inc. defaulted on its investment and subsequently the subsidiary, Petsmarketing Insurance.com Agency, was acquired by Hartville Group, Inc., which included the licenses of Petsmarketing Insurance.com Agency. This, Petsmarketing Insurance.com Agency, Inc. through its parent Petsmarketing Inc. was our predecessor. The term predecessor means a person the major portion of the business and assets of which another person acquired in a single succession, or in a series of related successions in each of which the acquiring person acquired the major portion of the business and assets of the acquired person. Petsmarketing Inc. was a “pink sheet” company was majority owned by a Capital Suisse fund named Zooley. Capital Suisse was to fund three million dollars to Petsmarketing Inc. but defaulted. Capital Suisse’s venture fund collapsed. W. Russell Smith and Bob Cashman were the officers of Petsmarketing Inc. After the sale of Petshealth Insurance Agency, Inc. W. Russell Smith and Bob Cashman resigned and, one year later, Petsmarketing Inc. changed its name to PS Management Holdings and retained a minority interest in Hartville Group. New owners of PS Management Holdings established PS Management Holdings as a venture fund..

On September 9, 2002, Hartville Group, Inc. changed its name to Hartville Equestrian, Inc. Venturelist.com, a reporting company, provided an Internet portal for start-up businesses seeking investment capital and accredited investors seeking to invest via the private equity market.

Venturelist.com’s executives and directors were Patrick R. Greene, the Secretary and Director and Kris Lafour, the President and Director. In 2002, Venturelist.com had no operations and its management was seeking a merger partner. Venturelist.com, Inc. changed its name to Hartville Group, Inc. on September 9, 2002. On September 12, 2002, Hartville Group, Inc., formerly Venturelist.com, Inc., acquired 100% of the issued and outstanding shares of Hartville Equestrian, Inc., formerly Hartville Group, Inc. in exchange for 2,251,000 post forward split shares (Venturelist.com, Inc affected a 4:1 forward stock split on September 11, 2002) of Venturelist.com, Inc.’s common stock. Patrick R. Greene and Kris Lafour resigned from Hartville Group, Inc. The reverse merger transaction with Venturelist.com, Inc. gave us a listing on the NASD-OTC Bulletin Board. Our common stock trades under the stock symbol “HTVL”. On October 3, 2003, the Board of Directors elected to amend the Articles of Incorporation to eliminate the provisions for preferred stock.

Hartville Equestrian, Inc. remains a subsidiary of Hartville Group and its officers and directors are W. Russell Smith and Dr. Tom Neuzil.

Government Regulation and Licenses

Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America regulates the conduct of Insurance business within its borders. This is done by the Department of Insurance, a subdivision of the State Government. The Department sets forth the policies of insurance that may be sold in the state and licenses all person that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.Com agency is licensed by 50 State Departments of Insurance.

Hartville Group’s 100% owned subsidiary Hartville Insurance Company, Ltd is licensed as a reinsurance company by the government—Monetary Authority—of the Cayman Islands, British West Indies. The government regulates the kind of policies we may reinsure, who may manage us, the way our finances are maintained, and the way our resources may be invested. We contract with Caledonian Insurance Services Limited, a division of Caledonian Bank, to provide insurance management services for Hartville Insurance Company, Ltd.

The Competition

Hartville Group, Inc.’s major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has by far the largest position with an estimated 85% of the insurance market in the United States with a premium revenue of approximately $34.4 million and 172,000 policies. VPI is 65% owned by Scottsdale Insurance Company, which in turn is a wholly owned subsidiary of Nationwide Mutual Insurance Company. Pet Care Insurance is underwritten by Lincoln National Insurance Company. Other competitors include Companion Care and Blue Paw, both newly in business. In comparison, Petsmarketing has developed over $8 mm of written premium in the last 5 years and has over 30,000 active policies. Of that $8 mm, we only record 30% of the collected and earned premium as commissions and the portion ceded to our reinsurance company, thus, since we only reinsurer 40%, 60% of the premium is not reflected in our financials since it does not flow to Hartville Group.

Our management believes that we have a competitive advantage in the insurance coverage design since our competition replicates a major medical plan and is not specific to this market. The policy is a true indemnity plan with a $100 annual deductible with the insurance company covering 80% of the customary veterinary costs with the insured responsible for 20%. Administrative costs have been held down thereby enabling the policy to be reasonably priced. Marketing strategies can provide companies a competitive advantage. Hartville Group through its exclusive marketing alliances with the “Garfield” trademark and the Catalina Marketing Company—that markets directly in grocery stores and pet super stores—prevents competition from entering the same distribution channels. Assuming the underwriting risk on the policies and acting as merely a sales and marketing agency allows us to design specific and unique products for marketing strategies.

Employees

We employed 44 full-time personnel as of April 1, 2004. The staff reviews all policy applications and issues policies; and reviews all claims and issues payment of claims when appropriate. We usually pay all proper claims in 30 days or less. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.

Recent Events

On October 20, 2003 Hartville Group, Inc. completed a five million dollar ($5,000,000) private placement of its common stock. Part of the proceeds of this private placement satisfied all outstanding obligations of a promissory note owing to Samir Financial II LLC. As part of this transaction, Whiskers Inc. sold 900,000 shares of its Hartville stock to Hartville Groups, Inc. to satisfy its obligations under its agreement to provide financing for Hartville Group, Inc. This transaction fulfilled the obligations of Whiskers, Inc. to Hartville Group, Inc.

On January 20, 2004 Hartville Group, Inc. filed a form SB-2 with the Securities Exchange Commission to register the shares sold in the private placement of October 20, 2003 and certain other shareholders. The filing is pending at this time.

Barron Partners exercised its 1,921,053 warrants in December 2003 and paid Hartville Group $3,650,000 in exchange for its stock.

Item 2. Description Of Property

We currently lease 7,000 square feet of office space at 1597 N. Main St North Carton, Ohio. The space is leased for five years at a rate of $5,156 per month. The property is in good condition and sufficient to meet our needs at this time. We do not plan to obtain additional space in the foreseeable future; however, growth could require us to acquire additional space.

Item 3. Legal Proceedings

Hartville Group was named as a defendant in Case No. CV03-6962 styled Daniel Tilmant Et Al v. Petsmarketing, Inc. in the United States District Court, Los Angeles County. We have engaged council to respond to the lawsuit. We believe that we have no liability in the case.

Item 4. Submission Of Matters To Vote Of Security Holders

Hartville Group ‘s annual meeting of the Stockholders was held at 3:00 pm local time on Monday, December 22, 2003 at our office in North Canton, Ohio.

We solicited proxies for the meeting pursuant to Regulation 14A. There was no solicitation in opposition to the management’s nominees as listed in the proxy statement. All of such directors were elected by a majority of the issued and outstanding shares entitled to vote.

The shareholders also voted to ratify the appointment of Terance L. Kelley, CPA of the firm Pollard-Kelley Auditing Services, Inc. as our independent certified public accountant. Subsequently, the Board of Directors engaged Pollard-Kelley Auditing Services, Inc. to act as our independent certified public accountant. Pollard-Kelley Auditing Services, Inc. replaces Terance L. Kelley, CPA.

There was no other business to come before the meeting.

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Hartville Group’s Common Stock traded under the stock symbol VTLT until September 17, 2002 on the NASDAQ’S OTC Bulletin Board when it began trading under the symbol HTVL. The high and low closing bid information for our Common Stock during the year ended December 31, 2003 is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker.

Quarter Ended	High	Low
December 31, 2001	$0.02	$0.02
March 31, 2002	$0.02	$0.02
June 30, 2002	$0.02	$0.02
September 30, 2002	$1.85	$1.75
December 31, 2002	$1.05	$1.01
March 31, 2003	$0.71	$0.63
June 30, 2003	$1.01	$0.95
September 30, 2003	$1.65	$1.48
December 31, 2003	$5.18	$5.25

The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2003, there were approximately 118 shareholders of record of our common stock. Hartville Group cancelled the preferred stock authorization on October 20, 2003.

Hartville Group has never declared or paid any cash dividends on the capital stock and does not anticipate paying any cash dividends on the capital stock in the foreseeable future. Hartville Group intends to retain the earnings, if any, to finance the expansion of the business. The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Recent Sales of Unregistered Securities

In September 2002, Hartville Group issued an aggregate of 20,000 shares of common stock to two individuals in consideration for services rendered. Hartville Group believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in Hartville Group, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

In October 2002, Hartville Group issued 15,626 shares of common stock to an individual in consideration for services rendered. Hartville Group believes that the transaction was exempt from registration pursuant to Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that he was able to evaluate the merits and risks of an investment in Hartville Group, he had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On July 16, 2003, Hartville Group issued 250,000 shares to Donna Smith for services. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that she was able to evaluate the merits and risks of an investment in Hartville Group, she had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On September 29, 2003, Hartville Group issued J.G. Capital 25,000 shares for services. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in Hartville Group, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On September 30, 2003, Hartville Group issued 1,549,826 shares to employees that exercised their stock options paying us $420,000. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in Hartville Group, they had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On October 15, 2003, Hartville Group issued 150,000 shares to C. James Jensen and 150,000 shares to Eli Morgan for $0.50 per share and services. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in Hartville Group, they had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On October 20, 2003, Hartville Group issued an aggregate of 500,000 shares to Summit Partners, LP for services. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipient had sufficient knowledge and experience in financial and business matters that it was able to evaluate the merits and risks of an investment in Hartville Group, it had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On October 20, 2003, Hartville Group issued 5,263,158 shares to accredited investors in exchange for $5,000,000. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in Hartville Group, they had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On October 20, 2003, Hartville Group issued to accredited investors 2,375,000 warrants to purchase our common stock at $1.90 per share. The warrants were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in Hartville Group, they had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On December 21, 2003, Hartville Group issued 100,000 shares to employees that exercised their options at $0.60 per shares paying Hartville Group $60,000. The shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering as the recipients had sufficient knowledge and experience in financial and business matters that they were able to evaluate the merits and risks of an investment in Hartville Group, they had access to the type of information normally provided in a prospectus, and since the transaction was non-recurring and privately negotiated.

On January 1, 2004 Whiskers, Inc. returned 900,000 shares of common stock to Hartville Group as cancellation of a debt due Hartville Group in the amount of $1,936,500.

Hartville Group’s common stock is considered a “penny stock” as defined in certain rules (the “Rules”) under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions we meet) is considered a penny stock. The SEC’s rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell our shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account. As a result of the penny stock rules, the market liquidity for Hartville Group’s securities may be severely adversely effected by limiting the ability of broker-dealers to sell the Hartville Group’s securities and the ability of purchasers of the securities to resell them.

Item 6. Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HARTVILLE GROUP SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, HARTVILLE GROUP ‘S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.

General:

First Petsmarketing Insurance.Com Agency (Agency) receives 30% of the premiums on policies written as a commission.

Hartville Group currently generates revenue from two sources. First, commissions paid to our marketing and administrative agency—Petsmarketing Insurance.com Agency for marketing and administering the plan for insureds. At the present time, 30% of the premium represents the gross revenue for this division;

Second, Hartville Insurance Company earns underwriting profit on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Insurance Company. The premiums received by us less claims paid equals underwriting profit. The business risk ceded—assumed—by us has historically been approximately 20% of premiums written. In the twelve-month period ending December 31, 2003, Hartville Group assumed 40% of the risk through a hold cover accommodation by Munich Re for a 1% fee with the understanding that the reinsurance agreement would be modified to a direct quota share agreement.. Presently State National Insurance Company has not formalized this amendment but the

Company is optimistic that the matter will be resolved in accordance with the reinsurance slips executed by the reinsurers, wherein Hartville Insurance Company signed to assume 40% of the underwriting risk on business written in 2003. Business risk ceded represents the percentage of underwriting risk assumed by us as a reinsurer. In 2002, we assumed 20% and in 2003 increased this position to 40%.

Our primary business line is pet health insurance. We are located in North Canton, Ohio. This locating was chosen as a result of favorable insurance regulation—little to no retaliatory barriers to entry in selling its pet insurance policy in all other states, and cost of living. Since this product requires an efficient back office administrative center cost of living plays an important role in the selection process of a company location. The Akron Canton Ohio area is also home to other successful full service—back office insurance centers—such as Progressive Insurance and Nationwide.

Management believes that there are strong indications that the pet insurance market is shifting onto a more dynamic track and a preponderance of positive factors appear to support the projection of terrific potential gains in the years ahead for pet insurance providers. For example: a) sharply rising veterinary costs are driving pet owners into the arms of pet insurance providers; b) stimulating all pet-related markets is an ongoing psychographic trend sometimes referred to as the humanization of pets, whereby pets are increasingly being treated as full-fledged members of the family; c) Accordingly to the Pet Food Institute’s 2002 Pet Incidence Trend Report, both the cat and dog populations have experienced steady growth during the past two decades; d) due to better veterinary care, expanded treatments options, and pet owners’ willingness to spend ever-larger amounts to keep their pets healthy, more and more pets are living to a ripe old age; e) direct-to-consumer marketing will be the primary pet insurance market driver in the years ahead; and f) albeit indirectly, pet insurance marketers stand to benefit enormously from the entry of large consumer packaged goods (CPG) companies into the field of pet products and services, a trend that is already well underway.

Management also recognizes the risks in our market. Management believes that during the next five years, the U.S. pet insurance market will also witness an influx of companies from a number of other providers. The prominence of the Sainsbury’s and Tesco supermarket chains as established pet insurance providers in the United Kingdom, along with the more recent entry of Marks & Spencer, indicates that a major retail front—even one that is not pet-specific—is an potential competitor. Management anticipates that, as a prospective pet insurance player, the world’s largest retailer, Wal-Mart, may be a likely candidate to be a national competitor with us. Like PETsMART and PETCO, a key component of Wal-Mart’s expansion strategy is an increased emphasis on customer services, and Wal-Mart has experienced a high degree of success with is Ol’ Roy private-label line of dig food.

Our fiscal year end is December 31.

Results of Operations

Premiums written for the twelve-month period ending December 31, 2003 were $8,241,408. This resulted in gross revenue of $4,811,850, as compared to the twelve months ended December 31, 2002, which had a premium written of $5,841,703 resulting in gross revenue of $1,796,026.

Loss (claims) ratio for the twelve-month period—treaty 2003 specific—ending December 31, 2003 was 37%. This compares to the loss ratio for the twelve-month period—treaty 2002 specific—ending December 31, 2002 of 45%. The loss ratio for these periods including loss adjustment expenses was 43% for 2003 and 50% for 2002. Factoring in an IBNR (Incurred but not yet reported) allowance for the 2003 treaty the projected loss ratio with LAE is 50% on the Petshealth Care Plan.

The casualty Actuarial Services Division of Aon Risk Consultants conducted an actuarial study of the overall experience of Petshealth Care Plan from their inception in January 1998 through April 2002. Is also reviewed the overall rate adequacy of the new rates being used currently by the insurance company. The aggregate pure loss ratio was 55.7% and was relatively stable month to month with some upward trending over time. The new rates reflect an overall 21% rate increase and are projected to achieve a 55% loss ratio in the 2002 period. This leaves 40% to cover acquisition administration and profit.

The actual loss ratio has proven to be better than expected.

Operating expenses were $3,696,991 for the twelve-month period ended December 31, 2003 compared to operating expenses of $1,780,089 for the twelve months ended December 31, 2002. The increase in operating expenses is principally due to losses and expenses from an increase in volume of premium sales. The increased general and administrative expenses are due to an increase in volume of premium sales. Operating expenses is a ratio of revenues, thereby increasing revenues would bring down this ratio. Revenues are indicated come from Agency commissions and risk retention that both stem from insurance premiums. The Agency has increase policy sales thereby increasing premiums. Also, by our increasing our risk retention from 20% to 40%, we increased our portion of premium dollars which flowed through us. These two factors increased revenues thereby reducing the expense ratio.

Operating income for the twelve-month period ending December 31, 2003 was $1,114,859. This compares to the twelve-month period ending December 31, 2002 of $15,937. Operating income is income from insurance operations. The increase in income is attributed to the increase in sales.

Other income increased from $45,062 for the year ended December 31, 2002 to $95,559 for the year ended December 31, 2003. Other income is interest income on policy reserves.

Other expense decreased from $24,980 for the year ended December 31, 2002 to $0 for the year ended December 31, 2003. Other expense is expenses associated with the operations of the parent company.

The net income for the twelve months ended December 31, 2003 was $860,418 or $.18 per share. This compares to a net income of $36,019 or $.02 per share for the year ended December 31, 2002.

In the next 12 operating months, we intend to acquire an equine insurance agency thereby brokering animal mortality insurance products to horses. We also intend to acquire a U.S. Property and Casualty insurance company in order to eliminate our dependency on a fronting—underwriting—insurance company. As previously mentioned, Hartville Group had used Clarendon National Insurance Company and now uses State National Insurance Company to underwrite its pet insurance policies at a fee of 5 to 7 percent. By owing our own company, this fee will be eliminated. The capital requirements to undertake these operating changes while marketing the pet insurance product is as follows: horse insurance agency $800,000; insurance company $500,000 in acquisition costs followed by posting insurance reserves of at least $2 million increasing to $15 million as we increase our revenues in more states and premiums increase. We will look to our current revenues to fund our operations. However, we may seek additional private financing.

Item 7. Financial Statements And Supplementary Data

Our financial statements and supplementary data are attached hereto.

Item 8. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.

On October 31, 2003, Hartville Group’s independent auditor, Terrance L. Kelley, CPA, combined with another CPA to form the accounting firm of Pollard-Kelley Auditing Services, Inc. Hartville Group then engaged Pollard-Kelley Auditing Services, Inc. as our successor independent auditor.

The decision to utilize the services of Pollard-Kelley Auditing Services, Inc. did not involve a dispute between Hartville Group and Mr. Kelley on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, but merely reflected the combination by Mr. Kelley of his accounting practice, in corporate form with Mr. Pollard’s Accounting practice.

There were no disagreements with Mr. Kelley over accounting treatment over the period of his services. For the most recent fiscal year of 2002 and any subsequent interim period through Terance L. Kelley, CPA’s amalgamation into Pollard-Kelley Auditing Services, Inc. on October 31, 2003, there has been no disagreement between Hartville Group, Inc. and Terance L. Kelley, CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Terance L. Kelley, CPA would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons of the Registrant Compliance with Section 16 (A) of the Exchange.

As of December 31, 2003, Hartville Group currently has the following directors and officers:

Name	Age	Position with the Hartville Group
W. Russell Smith III	40	Director and President
Dr. Tom Neuzil	59	Director and Secretary
Roger A Kimell, Jr	49	Director

W. Russell Smith III—President, Director

W. Russell Smith, has served as Hartville Group’s President and Director since its incorporation. Since April 2000, Mr. Smith has served as the President of Pets Marketing Insurance.com Agency. From June 1995 through April 2000, Mr. Smith served as the President of Pets Health Insurance Agency, Inc. Mr. Smith is a licensed insurance broker is an experienced bank executive with over thirteen years in the consumer financial services industry. Mr. Smith was an originator of the business of insuring household pets (dogs and cats) in the United States and has been active in the active pet insurance business for the last eight years. Mr. Smith will be active in all aspects of the operation of the business. He is experienced in directing the policy enrollment, insurance administration, insurance claims management and database information systems. Additionally, Mr. Smith maintains the necessary insurance licenses as Managing Agent, TPA for Hartville Group. TPA is a Third Party Administrator. A Third Party Administrator is a company that provides insurance administration services to multiple insurance companies whom elected to outsource these activities. Mr. Smith is an experienced financial executive with over 13-years in the financial services industry and is a Summa Cum Laude graduate from Florida Metropolitan University with an MBA in business/accountancy. He also holds a BA in Business/Finance from Eckerd College.

Mr. Smith is a licensed property and casualty insurance broker in fifty states with over 13 years of experience in the consumer financial services industry and manages our General Agency operations, directs all policy administrator, claims management, information systems and operational reporting for both the insurer and re-insurer. During the development period business of insuring household pets (1993 – 1997), Mr. Smith was instrumental in compiling the actuarial cost necessary in establishing premiums for the pet insurance policies and claim reporting guidelines to monitor loss experience. Present accomplishments include the establishment of our reinsurance company, development of the computer operating system named PUPPS (Pet Underwriting Policy Processing System), sales growth of annual written premium of pet health policies to more than $6 million, and taking us public.

Mr. Smith’s past positions are as follows:

Consumer Loan Department Manager Liquidation Specialist, FirstMerit Bank of Florida, 1995 – 1996.

•	Reported directly to the president to wind down the department and sell a $45 million indirect loan portfolio that was required to complete the bank’s sale to the AmSouth Bank Group.

Business Development Manager, Fortune Bank a billion dollar financial banking institution of Fortune Banc Corp., 1992-1994.

•	Worked with other corporate banking officers to launch this historic savings and loan, now a commercially charted FDIC insured bank, into the realm of full service commercial banking.

Chief Executive Officer, E-System Federal Credit Union, sponsorship E-Systems, Inc., a fortune 500 military defense communications company, 1988-1992.

•	Devised the credit union’s strategic business plan that redirected this financial institution into full service financial banking/credit union services.

•	In the 1989-1991 operating year, developed the credit union’s asset-liability management program for financial operations, to evaluate the institution’s financial position after undergoing a data service provider processing conversion; in addition, to authoring a comprehensive retail credit lending policy, operational policy, and investment policy for this federally charted, federally regulated, and insured institution.

Retail Credit Officer, Citizens and Southern National Bank, an interstate banking arm of C&S Bank a Georgia based holding company, 1986-1988.

Credit Officer and Collections/Recovery Manager, Rutland Bank a state charted closely held Tampa Bay commercial bank, 1980-1986.

Dr. Tomas Neuzil, Director and Secretary

Dr. Neuzil has served as our director since our incorporation. Dr. Neuzil is a licensed veterinarian with 12-years practice experience in an accredited American Animal Hospital Association (AAHA) hospital. From June 1999 through April 2000, Dr. Neuzil was the veterinarian for Pets Health Insurance Agency. Dr. Neuzil has 15 years of experience as director of a state and national veterinary medical association (Iowa Veterinary Medical Association and the American Association Swine Veterinarians). In addition, Dr. Neuzil was formerly the president of the American Society of Veterinary Medical Association Executives. Dr. Neuzil directs the marketing programs within the veterinary medical profession. Furthermore, he oversees all aspects of the claims department. Dr. Neuzil received a Doctorate Degree in Veterinary Medicine from Iowa State University.

Roger A. Kimmel, Jr.

Roger A. Kimmel, Jr. was appointed to our Board of Directors on November 7, 2003. Since founding the law firm of Kimmel, Lembright & Bosco in 1975, Mr. Kimmel has engaged in a general corporate practice including areas of public offerings and the private placements of securities, stock and asset acquisition, mergers and acquisitions, representation of closely held businesses, federal and state securities laws compliance matters, corporate governance and other related securities issues. Mr. Kimmel was admitted to practice law in Ohio in 1972, received his BS at Ohio University and his JD at Cleveland-Marshall College of Law.

Mr. Smith devotes all his time to Hartville Group. Mr. Kimmel and Dr. Neuzil devote such time as required by Hartville Group.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our directors and executive officers, and persons who own more than ten percent (10%) of Hartville Group’s outstanding common stock, file with the Securities and Exchange Commission (the “Commission”) initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by the Commission to furnish Hartville Group with copies of all such reports they file. To Hartville Group’s knowledge, based solely on a review of the copies of such reports furnished to Hartville Group and written representation, as of December 31, 2003, all of the Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners have been satisfied.

Item 10. Executive Compensation

The following table sets forth certain information concerning the compensation of Hartville Group’s principal executive officer.

Name and Principal Position	Year	Salary		LT Options/ Stock Bonus	All Other Compensation
W. Russell Smith III Director, President	2002 2003	$ $	45,000 59,000	-0- -0-	-0- -0-

Dr Tom Neuzil, Director, Secretary	2002 2003		-0- -0-	-0- -0-	-0- -0-

Roger A. Kimmel, Jr, Director	2002 2003		-0- -0-	-0- -0-	-0- -0-

Hartville Group has no employment contracts. Hartville Group does not have a bonus or stock option plan at this time. Officers and directors are elected annually.

No compensation is paid to our executives from any subsidiary of Hartville Group.

Because no options, stock appreciation rights or Long-Term Incentive Plans have been granted to any of the executive officers as of December 31, 2003, the information and tables otherwise required by this Item, which relate to such forms of compensation has been omitted.

As of December 31, 2003, Hartville Group was in the process of recruiting additional members to the Board of Directors and subsequently establishing an Audit Committee and Compensation Committee. Currently the Audit Committee and Compensation Committee are performed by the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of Hartville Group’s Common Stock as of January 16, 2004 by: (i) each person known to Hartville Group to own beneficially more than five percent of the Common Stock; (ii) each director of Hartville Group and nominee for election as a director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all executive officers and directors as a group.

NAME AND ADDRESS OF BENEFICIAL OWNER (1)	AMOUNT OF OWNERSHIP(2)	PERCENTAGE OF CLASS(3)
W. Russell Smith III (4)	1,000,000	9.9%
Dr. Tomas Neuzil (5)	100,000	0.1%
Robert L. Cashman (6)	1,000.01%
Robert L. Cashman Trustee	1,000,000	9.9%
Roger A. Kimmel, Jr. (7)	-0-	0.00%
All directors and executive officers as a group (4 persons)	2,101,000	20.8%

Barron Partners, LP 730 Fifth Avenue, 9th Floor, New York, NY 10019 (8) (10)	3,742,105	37.0%

Summit Financial Partners, LLC 510 E. 96th Street Suite 125 Indianapolis, IN 46240 (9) (10)	500,000	4.9%

(1)	Unless otherwise indicated, the address of each beneficial owner is 1597 North Main Street, North Canton, Ohio 44720.
(2)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof.
(3)	Based on 12,747,469 shares of capital stock, which includes 10,114,890 shares of common stock issued and outstanding as of December 31, 2004 and 711,526 shares of common stock issuable upon exercise of the Warrants.
(4)	W. Russell Smith III is the President and Chairman of the Board of Directors.
(5)	Dr. Tomas Neuzil is a Director and Secretary.
(6)	Robert L. Cashman did not stand for re-election to the Board of Directors and resigned as a director on November 7, 2003.
(7)	Roger A. Kimmel, Jr. was appointed as a director on November 7, 2003.
(8)	Barron Partners, LP is controlled by Andrew Wharton.
(9)	Summit Financial Partners, LLC is controlled by Anthony Altavilla.
(10)	Management of Hartville Group does not have an ownership of the equity securities in either Barron Partners, LP or Summit Financial Partners, LLC.

Item 12. Certain Relationships and Related Transactions

On February 19, 2003 Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. entered into a loan and security agreement with Samir Financial II, L.L.C. The amount borrowed was $3,000,000 at 30% interest due February 19, 2004 with an option to extend for an additional year as long as there are no defaults under the agreement. The business assets of the Companies secure the loan. The President of Hartville Group and the then Hartville Group’s largest shareholder (Whiskers, Inc. which is a capital funding locator based in Colorado) also guarantee the loan. Under a separate agreement with Hartville Group’s majority shareholder; the shareholder will assume all costs in connection with this loan including the periodic interest charges.

On October 20, 2003, Hartville Group completed a five million dollar ($5,000,000) private placement of its securities. In that private placement, 5,263,158 shares of restricted common stock of our were issued to certain private investors for a purchase price of $0.95 per share, pursuant to the provisions of a Stock Purchase Agreement between Hartville Group and certain investors. In addition, the investors received 2,631,579 warrants to purchase common stock of Hartville Group at $1.90 per share. The exercise price of the warrants and the number of shares of common stock of Hartville Group or other securities at the time issuable upon exercise of the warrants shall be appropriately adjusted to reflect any stock dividend, stock split, combination of shares, reclassification, recapitalization or other similar event affecting the number of outstanding shares of stock or securities. Part of the proceeds of this private placement satisfied all outstanding obligations of the promissory note owing to Samir Financial II, L.L.C. There is no relationship with Samir Financial II, L.L.C and us other than that of borrower and lender. As part of this transaction a stockholder (Whisker’s, Inc.) of Hartville Group returned 900,000 shares of its holdings in satisfaction of $1,921,500 of its receivable with Hartville Group. The price received by Whisker’s, Inc. was based on value received as of October 20, 2003 in contrast to the investors who were receiving restricted shares requiring an extended holding period. In addition, Whisker’s, Inc. was compensated for selling stock which was expected to increase in value with the infusion of capital. These shares were included in the 5,263,000 shares sold in the private placement. The proceeds for the sale of these shares were used to retire the receivable from Whisker’s, Inc. We used the proceeds of this transaction to retire the $3,000,000 note payable.

We lease our building from a non-related party in an arms length transaction.

Summit Financial Partners, LLC has acted as a promoter of Hartville Group. Summit Financial Partners, LLC is an Indianapolis based strategic consulting and financial communication firm. Summit Financial Partners, LLC has received 500,000 of our shares of common stock for their services.

We are organized into three reportable segments: the holding company (Hartville Group, Inc.), and the old holding company (Hartville Equestrian, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Insurance Company, LTD).

A breakdown of the revenues and expenses by segment for December 31, 2003 is as follows:

Holding Company
Revenues	$-0-
Administrate expenses	(182,057)

Income	$182,057

Insurance Agency
Revenues	$1,952,452
Administrative expenses	1,499,943

Income	$452,509

Item 13. Exhibits List and Reports On Form 8-K

Index to Exhibits

Exhibit No.	Identification of Exhibit
3.1(1)	Amended and restated Articles of Incorporation

3.2(1)	By-Laws of Venturelist.com

3.3(2)	Certificate of Amendment to Articles of Incorporation.

4.1(1)	Form of Specimen of common stock

10.1(3)	Stock Purchase Agreement with Whiskers, Inc.

10.2(3)	Promissory Note with Samir Financial II, L.L.C.

10.3(3)	Loan and Security Agreement with Samir Financial II, L.L.C.

10.4(3)	Hartville Group, Inc. Common Stock Warrant

10.5(4)	Stock Purchase Agreement between Hartville Group, Inc. and certain investors.

10.6(4)	Common Stock Purchase Warrant between Hartville Group, Inc. and certain investors.

14.(*)	Code of Ethics

23.1	Consent of Independent Auditors (*)

31.1(*)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1(*)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2(*)	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herein.
(1)	Filed as an Exhibit to Hartville Group’s registration statement on Form SB-2 (File No. 333-48544) and herein Incorporated by reference.
(2)	Filed as an Exhibit to Hartville Group’s Form 8-K filed on September 16, 2002.
(3)	Filed as an Exhibit to Hartville Group’s Form 10-KSB/A, filed on January 9, 2004.
4	Filed as an Exhibit to Hartville Group’s Form 8-K filed on November 10, 2003.

Reports on Form 8-K

1.	On August 6, 2003 Hartville Group filed a Form 8-K to report profits of $.06 per share

2.	On October 20, 2003, Hartville Group filed a Form 8-K to report the completion of a five million dollar ($5,000,000) private placement of Hartville Group’s private stock.

3.	On December 3, 2003, Hartville Group, Inc. announced that it has filed its application for listing on the American Stock Exchange.

4.	On December 5, 2003, Hartville Group, Inc. announced that Barron Partners sold its warrants, which where then exercised by the purchasers. Hartville Group, Inc. received $3,500,000 from the exercise of the Warrants.

Item 14. Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our principal executive officer, after evaluating the effectiveness of Hartville Group’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15-d-14(c)) as of a date (the “Evaluation Date”) within 90 days before the filing date of this quarterly report, has concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

(b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our disclosure controls and procedures subsequent to the Evaluation Date.

Year ended December 31, 2003

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant (and our principal account’s predecessor) in connection with the audit of our consolidated financial statements for the most recent fiscal year and for the review of our financial information included in our Annual Report on Form 10-KSB; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2003 was $18,000.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant (and our principal account’s predecessor) for services reasonably related to the audit for the year ended December 31, 2003 were $1,585.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant (and our principal account’s predecessor) during year 2003 was $8,287.

Year ended December 31, 2002

Audit Fees: The aggregate fees, including expenses, billed by our principal accountant (and our principal account’s predecessor) in connection with the audit of our consolidated financial statements for the fiscal year ended December 31, 2002 and for the review of our financial information included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002; and our quarterly reports on Form 10-QSB during the fiscal year ending December 31, 2002 was approximately $8,000.

Audit Related Fees: The aggregate fees, including expenses, billed by our principal accountant (and our principal account’s predecessor) for services reasonably related to the audit for the year ended December 31, 2002 were $1,218.

All Other Fees: The aggregate fees, including expenses, billed for all other services rendered to us by our principal accountant (and our principal account’s predecessor) during year 2002 was $9,992.

The Board of Directors has considered whether the provisions of the services covered above under the captions is compatible with maintaining the auditor’s independence.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned. Thereunto duly

Dated: April 12, 2004

Hartville Group, Inc. Registrant

By:	/s/ W. Russell Smith III
W. Russell Smith III President

In accordance with the Exchange Act. This report has be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ W. Russell Smith III	Dated	April 12, 2004
W. Russell Smith III President and Director

/s/ Dr. Tom Neuzil	Dated	April 12, 2004
Dr. Tomas Neuzil Director

/s/ Roger A. Kimmel, Jr.	Dated	April 12, 2004
Roger A. Kimmel, Jr. Director

Pollard-Kelley Auditing Services, Inc.
Auditing Services	3250 West Market Street Suite 307, Fairlawn, OH 44333 (330) 864-2265

Independent Auditors Report

Hartville Group, Inc. and Subsidiaries

Canton, Ohio

We have audited the consolidated Balance Sheet of Hartville Group, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the related Consolidated Statements of Income, Consolidated Changes in Stockholders’ Equity, and Consolidated Statement of Cash Flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those financial statements based on my audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Audits include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Audits also include assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referenced above present fairly, in all material respects, the financial position of Hartville Group, Inc. and Subsidiaries as of December 31, 2003 and 2002 and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

Terance L. Kelley

Certified Public Accountant

Fairlawn, Ohio

January 29, 2004

Hartville Group, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2003 and December 31,2002

	December 31, 2003	December 31, 2002
ASSETS
Current Assets
Cash	$7,653,463	$601,807
Commissions receivable	687,377	105,658
Other receivables	154,284	168,773
Prepaid expenses	69,588	51,358

Total Current Assets	8,564,712	927,596
Fixed Assets
Property and equipment - net	242,484	100,345
Deferred policy acquisition costs - net	886,566	452,563

	1,129,050	552,908

Other Assets
Licensing fees. Less accumulated amortization of $32,886 and $21,324	21,603	26,470
Other non-current assets	831,420	285,801
Investments	—	156

	853,023	312,427

Total Assets	$10,546,785	$1,792,931

See accompanying notes to financial statements.

Hartville Group, Inc. and Subsidiaries

Liabilities and Stockholders’ Equity

For the Years Ended December 31, 2003 and 2002

	December 31, 2003	December 31, 2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$310,303	$78,422
Accrued expenses	172,877	61,529
Premium deposits	766,094	390,516
Due to fronting carrier	—	46,630
Accrued taxes	350,000	—
Current portion of long-term debt	5,821	15,045

Total Current Liabilities	1,605,095	592,142

Long-Term Debt	25,703	3,974

Total Liabilities	1,630,798	596,116

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 12,096,909 and 3,026,870 issued and outstanding at December 31, 2003 and 2002	12,097	3,027
Additional paid in capital	8,451,977	1,652,293
Retained earnings (deficit)	451,913	(408,505)
Stock purchase receivable	—	(50,000)

	8,915,987	1,196,815

Total Liabilities and Stockholders’ Equity	$10,546,785	$1,792,931

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Income

For the Years Ended December 31, 2003 and 2002

	December 31, 2003	December 31, 2002
Commissions	$1,952,452	$865,723
Premiums	2,859,398	930,303

	4,811,850	1,796,026

Losses and expenses	1,588,185	662,904
Ceded costs	737,878	283,562
General and administrative	1,370,928	833,623

	3,696,991	1,780,089

Operating Income (loss)	1,114,859	15,937

Other income	95,559	45,062

Other expense	—	(24,980)

Income (Loss) before taxes	1,210,418	36,019
Provision for taxes	350,000	—

NET INCOME (LOSS)	$860,418	$36,019

Net income (loss) per common share	$0.18	$0.02

Weighted average common shares outstanding	4,886,616	2,295,980

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2003 and 2003

	Common Shares	Stock Amount	Additional Paid in Capital	Accumulated Deficit	Stock Purchase Receivable	Total Stockholders’ Equity
Balance January 1, 2002	2,001,000	$2,001	$1,523,413	$(321,024)	$(50,000)	$1,154,390
Acquisition of Venturelist.com, Inc.	760,244	760	122,740	(123,500)	—	—
Sale of shares	250,000	250	6,000	—	—	6,250
Stock issued for investment	15,626	16	140	—	—	156
Net income	—	—	—	36,019	—	36,019

Balance December 31, 2002	3,026,870	3,027	1,652,293	(408,505)	(50,000)	1,196,815
Sale of shares	7,794,177	7,794	6,747,860	—	—	6,755,654
Stock issued for services	1,275,862	1,276	51,824	—	—	53,100
Receipt of stock purchase receivable	—	—	—	—	50,000	50,000
Net income	—	—	—	860,418	—	860,418

	12,096,909	$12,097	$8,451,977	$451,913	$—	$8,915,987

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Years Ended December 31, 2003 and 2002

	December 31, 2003	December 31, 2002
Cash flows from operating activities
Net Income	$860,418	$36,019
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	45,598	40,986
Amortization	170,465	86,492
Stock for services expenses	600	—
(Increase) commissions receivable	(581,719)	(54,747)
Decrease (increase) Other receivables	14,489	(156,295)
(Increase) Prepaid expenses	18,230	(18,496)
(Increase) Licensing fees	(4,490)	—
Increase Accounts payable	231,881	40,970
Increase Accrued expenses	111,348	31,732
Increase Premium deposits	375,578	200,841
(Decrease)/increase Unearned commissions	—	(30,062)
Increase/(decrease) Due to fronting carrier	(46,630)	46,630
Increase Accrued taxes	350,000	—

Net Cash Provided by /(Used for ) Operating Activities	1,545,768	224,070

Cash Flows from Investing Activities
Decrease (increase) in Stock purchase receivable	50,000	(50,000)
Increase Deferred policy acquisition costs	(579,071)	(309,747)
Increase Property and equipment	(187,737)	(49,307)
Increase Other non-current assets	(545,463)	(122,027)

Net Cash Used for Investing Activities	(1,262,271)	(531,081)

Cash Flows from Financing Activities
Proceeds from notes payable	3,033,056	21,406
Payment on notes payable	(3,020,551)	(15,391)
Sale of common stock	6,755,654	6,250

Net Cash Provided from Financing Activities	6,768,159	12,265

Net Increase in Cash and Cash Equivalents	7,051,656	(294,746)

Cash and Cash Equivalents - Beginning	601,807	896,553

Cash and Cash Equivalents - Ending	$7,653,463	$601,807

See accompanying notes to financial statements

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Until October 1, 2003 Hartville Group, Inc. and Subsidiaries (the Company) were development stage companies as defined under Statements of Financial Accounting Standards No. 7. Hartville Group, Inc. was incorporated in the state of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio, which sells sickness and accident policies for domestic household pets, for Hartville Group, Inc. and for Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the laws of the Cayman Islands.

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

On October 17, 2003 the Company completed a $5,000,000 private placement of its common stock. As part of this transaction the majority stockholder of the Company returned 900,000 shares of its holdings in satisfaction of $1,921,500 of its receivable with the Company. The price received by the majority shareholder based on value received today verses the investors who were receiving restricted shares requiring an extended holding period. In addition the shareholder wanted compensated for selling a stock which was expected to increase in value with the infusion of capital. These shares were included in the 5,263,000 shares sold in the private placement. The proceeds for the sale of these shares were used to retire the receivable from the majority shareholder. The Company used the proceeds of this transaction to retire the $3,000,000 note payable. The agreement sold each share at $0.95 each and

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

gave the purchaser two shares a warrant to purchase an additional share of the Company’s stock for $1.90 per share. The warrants expire in three years.

The Company is required to register the common shares thus sold within six months of the transaction. If the Company fails to register the shares within the six-month period it is to pay liquidated damages to the investors of 12% per annum of the purchase price.

The Company, when originally organized, was to include both an insurance agency and a reinsurance company, which would take an 80% to 90% quota share participation in the pet health insurance thereby increasing the portion of risk and profits retained by the Company. On October 1, 2003 this goal was basically accomplished; therefore, the Company exited the development stage.

Hartville Insurance Company LTD has taken a 40% quota share (compared to a 20% per quota share in 2002) participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by a nationally licensed insurance company. The remaining 60% of risk (80% in 2002) was ceded to re-insurers. On April 1, 2003 the Company changed fronting carrier and because of this the Company was able to assume 100% of the risk for one quarter in 2003, thereby increasing its re-insurance profits for the year. The policies have been issued on a “claims made” basis with policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian’s fees and $5,000 per animal for mortality.

The consolidated financial statements include the accounts of Petsmarketing Insurance.com Agency, Inc., Hartville Equestrian, Inc. and Hartville Insurance Company, LTD; all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Revenue Recognition Policies

Policies are issued for a term of one year, thus the Company recognizes commissions on a 1/12 annual basis as premiums are received. In the event premiums are paid in advance; for example a policy on which the annual premium is paid in advance, the liability, unearned commissions is recognized until the premium is earned on a 1/12 annual basis. Commissions receivable, represent commissions due the company from

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Clarendon National Insurance Company for premiums received during the previous month. Premium deposits are recorded as cash at year end with the recording of a corresponding liability to the reinsurance carriers. Ceded costs represent the proportional losses paid on policies under the reinsurance agreements. Hartville Insurance Company, LTD is a reinsurance company. It receives its income on a net basis. That is, the Company’s revenue is net of claims paid and expenses. However, for accounting purposes this amount is grossed up to show gross premium revenues and expenses of claims paid and loss allowances.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Income Taxes

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires a company to recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in a company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates. The Company has no differences between book and tax accounting. The income through December 31, 2003 has exhausted the net operating loss carry forward. Accordingly a tax provision and corresponding liability has been recognized in the third quarter for estimated state and federal taxes.

Federal tax provision	$300,000
State tax provision	50,000

Total provision	$350,000

Other Receivables

On February 19, 2003 the Company entered into an agreement with its majority shareholder for full reimbursement of all costs including interest in connection with the

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

loan the Company entered into on the same day. The balance due under this agreement was $1,921,500 and was paid in full in the fourth quarter of 2003.

Other receivables include $26,055 due from an officer and shareholder at December 31, 2003.

Deferred Policy Acquisition Cost

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. These costs are charged against earnings on a straight-line basis over 60 months. Total costs deferred at December 31, 2003 were $1,153,335 with accumulated amortization through that date of $266,769.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to seven years, using the straight-lined method.

Software Development Costs

The Company has expended $818,183 in software development costs through December 31, 2003 for internal use software. The software being developed is called PUPPS© a proprietary software, which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. The Company will amortize these costs over its estimated useful life, which has not been determined at this time, once development is completed. It is anticipated that the software will be operational in 2004.

Liability for Unpaid Claims

The Company pays claims on a claims made basis whereby claims are only paid while the policy is in force. Any liability for unpaid claims at period end is included in accounts payable.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risks

During 2003 and at December 31, 2003, the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE 2 – OTHER NONCURRENT ASSETS

Other noncurrent assets represent software costs associated with the development of the Company’s computer system in the amount of $818,182. The software being developed is called PUPPS© a proprietary software which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. As of December 31, 2003, the software is still under development and has not been placed in service. Also included are insurance license costs of $12,573 and organization costs of $665.

NOTE 3 – FIXED ASSETS

Property and equipment are summarized by major classifications as follows:

	December 31, 2003	December 31, 2002
Furniture and fixtures	$51,784	$5,979
Equipment	222,996	117,685
Software	58,562	55,563
Leasehold Improvements	44,520	10,899

	377,862	190,126
Less: accumulated depreciation	(135,378)	(89,781)

	$242,484	$100,345

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

NOTE 3 – FIXED ASSETS-CONTINUED

Deferred policy acquisition costs are summarized as follows:

	December 31, 2003	December 31, 2002
Deferred policy acquisition costs	$1,153,335	$573,420
Less: accumulated amortization	(266,769)	(120,857)

	$886,566	$452,563

Future amortization on Deferred policy acquisition costs:

2004	$233,116
2005	$227,949
2006	$195,545
2007	$158,947
2008	$71,009

NOTE 4 – NOTES PAYABLE

On February 19, 2003 Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. entered into a loan and security agreement with a finance company. The amount borrowed was $3,000,000 at 30% interest due February 19, 2004 with an option to extend for an additional year as long as there are no defaults under the agreement. The business assets of the Company’s secure the loan. The President of the Company and the Company’s majority shareholder also guarantee the loan. Under a separate agreement with the Company’s majority shareholder; the shareholder will assume all costs in connection with this loan including the periodic interest charges. The balance due on this note was paid in full in the fourth quarter of 2003.

On June 14, 2001 the Company entered into a lease purchase arrangement with a finance company for a phone system. The total borrowed was $17,807. The note calls for 24 monthly payments of $858 including interest at 15.7%. The last three payments were prepaid when the note was signed. The balance outstanding at December 31, 2003, was $0. The equipment financed secures the note.

On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

NOTE 4 – NOTES PAYABLE-CONTINUED

were prepaid when the note was signed. The balance outstanding at December 31, 2003 was $999. The equipment financed secures the note.

On June 15, 2003 the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at December 31, 2003 was $30,525. The equipment financed secures the note.

On October 24, 2003 the Company signed a note for $150,000 at 10%, payable on demand after a period of six months. Subsequently the Company loaned $150,000 to the same parties on the same terms. For financial statement presentation the two loans and accrued interest have been offset.

Maturities on long-term debt are as follows:

2003	$5,821
2004	$6,000
2005	$6,355
2006	$7,264
2007	$6,085
Thereafter	$-0-

NOTE 5 – COMMITMENTS

The Company’s leasing operations consist principally of the leasing of office space under an operating lease that expires on April 30, 2005.

The following is a schedule, by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2003.

Year ending December 31	Amount
2004	43,200
2005	26,400

Total	$69,600

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

NOTE 5 – COMMITMENTS – CONTINUED

Rental expense was approximately $44,377 and $29,368 for the years ending December 31, 2003 and 2002 respectively.

The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement runs through 2008 and for years 2004 and after it calls for payment of royalties on a sliding scale of 5% on the first $10 million in annual premiums to 1% on annual premiums over $100 million. In addition common stock purchase warrants are paid each year on a sliding scale of 25,000 warrants on the first $10 million in annual premiums to 100,000 on annual premiums over $100 million. The warrants call price shall be 75% of the Company’s stock market price at the time the warrants are exercised.

NOTE 6- RELATED PARTY TRANSACTIONS

At December 31, 2003 the Company has an accounts receivable on its books from an officer and shareholder for $26,055 the receivable bears interest at 5%.

NOTE 7 - OPERATING SEGMENTS

The Company organizes its business into three reportable segments: the holding company (Hartville Group, Inc.), and the old holding company (Hartville Equestrian, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Insurance Company, LTD).

A breakdown of the revenues and expenses by segment is as follows:

Holding Company

Revenues	$-0-
Administrate expenses	(182,057)

Income	$182,057

Insurance Agency

Revenues	$1,952,452
Administrative expenses	1,499,943

Income	$452,509

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2003

NOTE 7 - OPERATING SEGMENTS - CONTINUED

Reinsurance

Revenues	$2,859,398
Expenses
Loss and expenses	1,588,185
Ceded costs	737,878
Administrative	53,043
2,379,106

Income	$480,292

Exhibit Index

Exhibit No.	Description

EX 14	Code of Ethics

EX 23.1	Consent of Independent Auditors

EX 31.1	Certification

EX31.2	Certification

EX32.1	Certification

EX32.2	Certification