Form 10QSB
period 2004-03-31
HARTVILLE GROUP  INC
filed 2004-05-20
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 (Fee Required)

FOR THE QUARTER ENDED MARCH 31, 2004

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

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Number of shares of the issuer’s common stock, par value $.001, outstanding as of March 31, 2004: 12,746,469 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

PART I

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

Hartville Group, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2004 and March 31,2003

	March 31, 2004	March 31, 2003
ASSETS
Current Assets
Cash	$7,271,125	$2,091,852
Commissions receivable	1,304,534	188,720
Other receivables	304,024	1,807,279
Prepaid expenses	88,717	55,164

Total Current Assets	8,968,400	4,143,015

Fixed Assets
Property and equipment - net	351,010	117,826
Deferred policy acquisition costs - net	1,175,043	516,950

	1,526,053	634,776
Other Assets
Licensing fees. Less accumulated amortization of $32,886 and $21,324	23,641	25,698
Other non-current assets	1,068,712	368,344
Investments	—	156

	1,092,353	394,198

Total Assets	$11,586,806	$5,171,989

See accompanying notes to financial statements.

	March 31, 2004	March 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$3,000,000
Accounts payable	69,156	41,760
Accrued expenses	171,128	73,378
Premium deposits	1,010,510	696,168
Due to fronting carrier	—	—
Accrued taxes	143,700	—
Accrued unpaid claims	356,943	19,000
Current portion of long-term debt	4,985	8,324

Total Current Liabilities	1,756,422	3,838,630

Long-Term Debt	24,394	3,974

Total Liabilities	1,780,816	3,842,604

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 12,746,469 and 3,026,870 issued and outstanding at March 31, 2004 and 2003	12,746	3,027
Additional paid in capital	8,658,918	1,652,293
Retained earnings (deficit)	1,134,326	(275,935)

Stock purchase receivable	—	(50,000)

	9,805,990	1,329,385

Total Liabilities and Stockholders’ Equity	$11,586,806	$5,171,989

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Income

For the Quarters Ended March 31, 2004 and 2003

	March 31, 2004	March 31, 2003
Commissions	$1,462,268	$338,979
Premiums	793,748	320,269

	2,256,016	659,248

Losses and expenses	614,248	138,206
Ceded costs	198,467	92,944
General and administrative	690,522	297,007

	1,503,237	528,157

Operating Income (loss)	752,779	131,091

Other income	24,134	1,479

Other expense	—	—

Income (Loss) before taxes	776,913	132,570

Provision for taxes	94,500	—

NET INCOME (LOSS)	$682,413	$132,570

Net income (loss) per common share	$0.06	$0.04

Weighted average common shares outstanding	12,180,656	3,026,870

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Years Ended December 31, 2003, 2002, and through March 31, 2004

	Common Shares	Stock Amount	Additional Paid in Capital	Retained Earnings	Stock Purchase Receivable	Total Stockholders’ Equity
Balance January 1, 2002	2,001,000	$2,001	$1,523,413	$(321,024)	$(50,000)	$1,154,390
Acquisition of Venturelist.com, Inc.	760,244	760	122,740	(123,500)	—	—
Sale of shares	250,000	250	6,000	—	—	6,250
Stock issued for investment	15,626	16	140	—	—	156
Net income	—	—	—	36,019	—	36,019

Balance December 31, 2002	3,026,870	3,027	1,652,293	(408,505)	(50,000)	1,196,815

Sale of shares	7,794,177	7,794	6,747,860	—	—	6,755,654
Stock issued for services	1,275,862	1,276	51,824	—	—	53,100
Receipt of stock purchase receivable	—	—	—	—	50,000	50,000
Net income	—	—	—	860,418	—	860,418

Balance December 31, 2003	12,096,909	12,097	8,451,977	451,913	—	8,915,987

Sale of shares	649,560	649	206,941	—	—	207,590
Net income	—	—	—	682,413	—	682,413

Balance March 31,2004	12,746,469	$12,746	$8,658,918	$1,134,326	$—	$9,805,990

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Quarters Ended March 31, 2004 and 2003

	March 31, 2004	March 31, 2003
Cash flows from operating activities
Net Income	$682,413	$132,570
Adjustments to reconciliation net loss to net
cash provided by operating activities
Depreciation	22,455	12,367
Amortization	83,533	31,592
(Increase) commissions receivable	(617,157)	(83,062)
(Increase) Other receivables	(149,740)	(1,638,506)
(Increase) Prepaid expenses	(19,129)	(3,806)
(Increase) Licensing fees	(4,605)	(1,500)
Increase (decrease) Accounts payable	60,700	(17,662)
(Decrease) increase Accrued expenses	(1,749)	11,849
Increase Premium deposits	244,416	305,652
(Decrease) Due to fronting carrier	—	(46,630)
(Decrease) increase in Accrued taxes	(206,300)	—
Increase in Accrued unpaid claims	55,096	—

Net Cash Provided by /(Used for ) Operating Activities	149,933	(1,297,136)
		—
Cash Flows from Investing Activities
Increase Deferred policy acquisition costs	(369,443)	(93,707)
Increase Property and equipment	(130,981)	(29,848)
Increase Other non-current assets	(237,292)	(82,543)

Net Cash Used for Investing Activities	(737,716)	(206,098)

Cash Flows from Financing Activities
Proceeds from notes payable	—	3,000,000
Payment on notes payable	(2,145)	(6,721)
Sale of common stock	207,590	—

Net Cash Provided from Financing Activities	205,445	2,993,279

Net Increase in Cash and Cash Equivalents	(382,338)	1,490,045

Cash and Cash Equivalents - Beginning	7,653,463	601,807

Cash and Cash Equivalents - Ending	$7,271,125	$2,091,852

See accompanying notes to financial statements

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

Until October 1, 2003 Hartville Group, Inc. and Subsidiaries (the “Company”) were development stage companies as defined under Statements of Financial Accounting Standards No. 7. Hartville Group, Inc. was incorporated in the state of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio, which sells sickness and accident policies for domestic household pets, for Hartville Group, Inc. and for Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the laws of the Cayman Islands.

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

On September 12, 2002, Hartville Group, Inc. the holding company was acquired by Venturelist.com, Inc. a Nevada public reporting corporation. Venturelist.com was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Venturelist.com, Inc. changed it’s name to Hartville Group, Inc. at the time of the acquisition and at the same time Hartville Group, Inc. changed its name to Hartville Equestrian, Inc.

On October 17, 2003, the Company completed a $5,000,000 private placement of its common stock. As part of this transaction the majority stockholder of the Company returned 900,000 shares of its holdings in satisfaction of $1,921,500 of its receivable with the Company. The price received by the majority shareholder based on value received today verses the investors who were receiving restricted shares requiring an extended holding period. In addition the shareholder wanted compensation for selling stock which was expected to increase in value with the infusion of capital. These shares were included in the 5,263,000 shares sold in the private placement. The proceeds for the sale of these shares were used to retire the receivable from the majority shareholder. The Company used the proceeds of this transaction to retire the $3,000,000 note payable. The agreement sold each share at $0.95 each and

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

gave the purchaser two shares a warrant to purchase an additional share of the Company’s stock for $1.90 per share. The warrants expire in three years.

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

March 31, 2004

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

Cash paid during the three months for:

2004
Interest	$11
Income taxes	$300,800

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

Federal tax provision	$94,500

Total provision	$94,500

Other Receivables

On February 19, 2003 the Company entered into an agreement with its majority shareholder for full reimbursement of all costs including interest in connection with the

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

loan the Company entered into on the same day. The balance due under this agreement was $1,921,500 and was paid in full in the fourth quarter of 2003.

Other receivables include $48,062 due from an officer and shareholder at March 31, 2004.

Deferred Policy Acquisition Cost

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. These costs are charged against earnings on a straight-line basis over 60 months. Total costs deferred at March 31, 2004 were $1,514,559 with accumulated amortization through that date of $339,516.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to seven years, using the straight-lined method.

Software Development Costs

The Company has expended $1,010,362 in software development costs through March 31, 2004 for internal use software. The software being developed is called PUPPS © a proprietary software, which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. The Company will amortize these costs over its estimated useful life, which has not been determined at this time, once development is completed. It is anticipated that the software will be operational in 2004.

Accrued Unpaid Claims

The Company pays claims on a claims made basis whereby claims are only paid while the policy is in force.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risks

During 2004 and at March 31, 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE 2 – OTHER NONCURRENT ASSETS

Other noncurrent assets represent software costs associated with the development of the Company’s computer system in the amount of $1,010,362. The software being developed is called PUPPS © a proprietary software which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. As of March 31, 2004, the software is still under development and has not been placed in service. Also included are insurance license costs of $57,685 and organization costs of $665.

NOTE 3 – FIXED ASSETS

Property and equipment are summarized by major classifications as follows:

	March 31, 2004	March 31, 2003
Furniture and fixtures	$64,365	$7,705
Equipment	285,757	124,527
Software	110,943	70,563
Leasehold Improvements	47,780	17,179

	508,845	219,974
Less: accumulated depreciation	(157,835)	(102,148)

	$351,010	$117,826

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 3 – FIXED ASSETS-CONTINUED

Deferred policy acquisition costs are summarized as follows:

	March 31, 2004	March 31, 2003
Deferred policy acquisition costs	$1,514,560	$664,174
Less: accumulated amortization	(339,517)	(147,224)

	$1,175,043	$516,950

Future amortization on Deferred policy acquisition costs:

2004	$218,241
2005	$297,745
2006	$264,842
2007	$228,913
2008	$153,379

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

On June 14, 2001 the Company entered into a lease purchase arrangement with a finance company for a phone system. The total borrowed was $17,807. The note calls for 24 monthly payments of $858 including interest at 15.7%. The last three payments were prepaid when the note was signed. The balance outstanding at March 31, 2004, was $0. The equipment financed secures the note.

On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 4 – NOTES PAYABLE-CONTINUED

were prepaid when the note was signed. The balance outstanding at March 31, 2004 was $0. The equipment financed secures the note.

On June 15, 2003 the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at March 31, 2004 was $29,379. The equipment financed secures the note.

On October 24, 2003 the Company signed a note for $150,000 at 10%, payable on demand after a period of six months. Subsequently the Company loaned $150,000 to the same parties on the same terms. For financial statement presentation the two loans and accrued interest have been offset.

Maturities on long-term debt are as follows:

2004	$4,985
2005	$5,693
2006	$6,502
2007	$7,426
2008	$4,773
Thereafter	$-0-

NOTE 5 – COMMITMENTS

The Company’s leasing operations consist principally of the leasing of office space under an operating lease that expires on April 30, 2005.

The following is a schedule, by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of March 31, 2004.

Amount
2004	43,200
2005	26,400

Total	$69,600

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 5 – COMMITMENTS – CONTINUED

Rental expense was approximately $14,643 and $7,269 for the quarters ending March 31, 2004 and 2003 respectively.

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

NOTE 6- RELATED PARTY TRANSACTIONS

At March 31, 2004 the Company has an accounts receivable on its books from an officer and shareholder for $48,062 the receivable bears interest at 5%.

NOTE 7 - OPERATING SEGMENTS

The Company organizes its business into three reportable segments: the holding company (Hartville Group, Inc.), and the old holding company (Hartville Equestrian, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Insurance Company, LTD).

A breakdown of the revenues and expenses by segment is as follows:

Holding Company

Revenues	$-0-
Administrate expenses	41,092

Income	$(41,092)

Insurance Agency

Revenues	$1,462,268
Administrative expenses	633,742

Income	$828,526

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 7 - OPERATING SEGMENTS - CONTINUED

Reinsurance

Revenues	$793,748
Expenses
Loss and expenses	614,248
Ceded costs	198,467
Administrative	15,688
828,403

Income	$(34,655)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2003 Annual Report on Form 10-KSB. In addition, you are urged to read this report in conjunction with the risk factors described herein.

DESCRIPTION OF BUSINESS

The Company .

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

Increasingly, companionship is the greatest benefit of owning pets. Evidence of this companionship is apparent among both dog and cat owners. In October, 2000, The American Animal Hospital Association (AAHA) reports in their commissioned survey entitled “The State of the American Pet” (which can be found at http://www.purina.com/institute/survey.asp ), that found that (a) among dog owners 95% pet and hug their dog daily, 92% play with their dog daily, 45% have taken their dog on vacation and 43% have celebrated their dog’s birthday; while (b) among cat owners, 91% pet and hug their cat daily, 85% play with their cat daily, 29% have celebrated their cat’s birthday, 23% have visited health care facilities or schools with their cat, and 16% have taken their cat on vacation. American Animal Hospital Association (AAHA) is an international organization of more than 28,000 veterinary care providers who treat companion animals.

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

Employees

We employed 34 full-time and 3 part-time personnel, as well as 24 temporary staff as of May 13, 2004. The staff reviews all policy applications and issues policies; and reviews all claims and issues payment of claims when appropriate. We usually pay all proper claims in 30 days or less. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.

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

Hartville executed a Letter Option Agreement to purchase a property and casualty insurance company and made a public announcement of this transaction on January 28, 2004. Following due diligence, a non-binding Letter of Intent was executed on March 31, 2004, specifying the closing requirements that would form part of the final Purchase Agreement. On April 1, 2004, Hartville executed a Services Agreement with the Department of Insurance to assume the operating control of the property and casualty insurance company proposed to be purchased. Management believes that the formal Purchase Agreements will be executed imminently. Management cautions that even though Hartville has agreements with the interested parties and is now finalizing the formal Purchase Agreements, this transaction will still not be effective until approval is received by the Department of Insurance of the insurance company’s state of domicile. There can be no assurances that such approval will be received. This company is in Confidential Conservation with the company’s state of domicile Department of Insurance; however, management believes the transaction will receive state regulatory approval and the transaction will be consummated in the second quarter of 2004. This transaction will enable Hartville to place its own policies on or about July 1, 2004, which management anticipates will result in an immediate savings of 5% or more of the dollar premium cost for each policy sold. Hartville is finalizing its 2004 reinsurance treaty and slips have sent to the partnering reinsurer wherein Hartville Insurance Company looks to assume up to 80% of the ceded risk going forward from June 1, 2004. Management believes this is a tremendous step for the Company in that, upon consummation of the acquisition, Hartville will have fulfilled its strategic objective of having the capability to internally manage each aspect of its pet insurance program. Looking ahead, Hartville can now focus its resources on growing the business of selling pet insurance policies through a new dynamic Internet program that Hartville intends to launch in June 2004, that will compliment the present grocery and pet specialty super store electronic check out messaging network.

Recent Sales of Unregistered Securities

On January 1, 2004 Whiskers, Inc. returned 900,000 shares of common stock to Hartville Group as cancellation of a debt due Hartville Group in the amount of $1,936,500.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED MARCH 31, 2004

TO THREE MONTHS ENDED MARCH 31, 2003

Gross Revenues and Costs of Operations

Commissions and Premiums. Commissions and Premiums increased from $659,248 for the three month period ended March 31, 2003 to $2,256,016 for the three month period ended March 31, 2004, an increase of $1,596,768, primarily as a result of an increase in volume of premium sales.

Operating Expenses. Operating Expenses increased from $528,157 for the three month period ended March 31, 2003 to $1,503,237 for the three month period ended March 31, 2004, an increase of $975,080, primarily as a result of an increase in volume of premium sales and an assumption of a larger part of the risk.

Other Income. Other Income increased from $1,479 for the three month period ended March 31, 2003 to $24,134 for the three month period ended March 31, 2004, an increase of $22,655, primarily as a result of an increase in interest income on policy reserves.

Net Income (Loss). Net Income increased from net income of $132,570 for the three month period ended March 31, 2003 to net income of $682,413 for the three month period ended March 31, 2004, an increase of $549,843, primarily as a result of an increase in commissions and premiums.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow. On October 20, 2003, the Company completed a five million dollar ($5,000,000) private placement of its securities. The Company used the proceeds of this transaction to retire a $3,000,000 note payable with the remainder to be used for working capital. With this new financing in place, management believes it can sustain operations and complete its business plans.

Current Assets

Cash. Cash increased from $2,091,852 at March 31, 2003 to $7,271,125 at March 31, 2004, an increase of $5,179,273, primarily as a result of continual increase in the volume of premiums written.

Premiums and commissions receivables. Premiums and commissions receivables increased from $188,720 at March 31, 2003 to $1,304,534 at March 31, 2004, an increase of $1,115,814, primarily as a result of continual increase in the volume of premiums written.

Other receivables. Other receivables decreased from $1,807,279 at March 31, 2003 to $304,024 at March 31, 2004, a decrease of $1,503,255, primarily as a result of cancellation of a debt due Hartville Group in the amount of $1,936,500.

Prepaid expenses. Prepaid expenses increased from $51,164 at March 31, 2003 to $88,717 at March 31, 2004, an increase of $37,553.

Total Current Assets. Total Current Assets increased from $4,143,015 at March 31, 2003 to $8,968,400 at March 31, 2004, an increase of $4,825,385, primarily as a result of continual increase in the volume of premiums written.

Net Fixed Assets. Net Fixed Assets increased from $634,776 at March 31, 2003 to $1,526,053 at March 31, 2004, an increase of $891,277, primarily as a result of an increase in deferred policy acquisition costs.

Other Assets. Other Assets increased from $394,198 at March 31, 2003 to $1,092,353 at March 31, 2004, an increase of $698,155, primarily as a result of an increase in other non-current assets.

Liabilities

Total Liabilities. Total Liabilities decreased from $3,838,630 at March 31, 2003 to $1,780,816 at March 31, 2004, a decrease of $2,057,814, primarily as a result of satisfying a Note payable $3,000,000.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation was done under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

CHANGES IN INTERNAL CONTROLS

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Hartville Group was named as a defendant in Case No. CV03-6962 styled Daniel Tilmant Et Al v. Petsmarketing, Inc. in the United States District Court, Los Angeles County. This matter has been resolved with no liability to the Company.

Item 2. Changes in Securities

None.

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

On January 28, 2004, Hartville Group, Inc. announced that it has executed a Letter Option Agreement to purchase a property and casualty insurance company.

On February 13, 2004, affirmed that on October 31, 2003, Hartville Group, Inc. engaged Pollard-Kelley Auditing Services, Inc. to act as the Registrant’s independent certified public accountant.

On February 18, 2004, the Company announced record financial results for the fourth quarter ended December 31, 2003.

On February 23, 2004, the Company announced that it had appointed two new directors to its Board of Directors, Nick Leighton and Alan Kaufman, MD.

No other reports on Form 8-K were filed during the quarter ended March 31, 2004, for which this report is filed.

HARTVILLE GROUP, INC.

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

May 20, 2004	/s/ W. Russell Smith III
W. Russell Smith III,
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

May 20, 2004	/s/ W. Russell Smith III
W. Russell Smith III,
Chief Accounting Officer
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.