Form 10QSB
period 2004-06-30
HARTVILLE GROUP  INC
filed 2004-08-20
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

FOR THE QUARTER ENDED JUNE 30, 2004

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

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Number of shares of the issuer’s common stock, par value $.001, outstanding as of June 30, 2004: 13,890,987 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

PART I

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended June 30, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.

Hartville Group, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2004 and 2003

	June 30, 2004	June 30, 2003
ASSETS
Current Assets
Cash	$12,676,694	$2,490,343
Commissions receivable	2,763,192	120,939
Other receivables	21,815,297	1,960,042
Prepaid expenses	134,234	50,256

Total Current Assets	37,389,417	4,621,580
Fixed Assets
Property and equipment - net	611,563	133,820
Deferred policy acquisition costs - net	1,469,814	601,837

	2,081,377	735,657
Other Assets
Licensing fees. Less accumulated amortization of $35,258 and $25,054	21,269	24,946
Other non-current assets	1,138,625	477,124
Goodwill	21,480,090	—
Investments	—	156

	22,639,984	502,226

Total Assets	$62,110,778	$5,859,463

See accompanying notes to financial statements.

	June 30, 2004	June 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—	$3,000,000
Accounts payable	5,892,523	39,546
Reserve for losses	40,702,061	—
Accrued expenses	2,083,651	71,386
Premium deposits	461,148	1,145,448
Due to fronting carrier	—	—
Accrued taxes	—	—
Accrued unpaid claims	—	—
Current portion of long-term debt	5,821	14,127

Total Current Liabilities	49,145,204	4,270,507

Long-Term Debt	1,522,374	28,195

Total Liabilities	50,667,578	4,298,702

Stockholders’ Equity
Common stock, 50,000,000 shares authorized: $.001 par value; 13,890,987 and 3,026,870 issued and outstanding at March 31, 2004 and 2003	13,891	3,027
Additional paid in capital	8,700,183	1,652,293
Retained earnings (deficit)	2,729,126	(94,559)

Stock purchase receivable	—	—

	11,443,200	1,560,761

Total Liabilities and Stockholders’ Equity	$62,110,778	$5,859,463

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Income

For the Three Months and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Commissions	$2,342,391	$3,804,659	$356,383	$695,362
Premiums	684,904	1,478,652	448,593	768,862

	3,027,295	5,283,311	804,976	1,464,224

Losses and expenses	594,998	1,209,246	195,838	334,044
Ceded costs	171,232	369,699	113,204	206,148
General and administrative	1,413,237	2,103,759	321,342	618,349

	2,179,467	3,682,704	630,384	1,158,541

Operating Income (loss)	847,828	1,600,607	174,592	305,683

Other income	746,972	771,106	6,784	8,263

Other expense	—	—	—	—

Income (Loss) before taxes	1,594,800	2,371,713	181,376	313,946

Provision for taxes	—	94,500	—	—

NET INCOME	$1,594,800	$2,277,213	$181,376	$313,946

Net income per common share	$0.12	$0.18

Weighted average common shares outstanding	13,761,417	12,858,540

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2003, 2002, and through, June 30, 2004

	Common Shares	Stock Amount	Additional Paid in Capital	Retained Earnings	Stock Purchase Receivable	Total Stockholders’ Equity
Balance January 1, 2002	2,001,000	$2,001	$1,523,413	$(321,024)	$(50,000)	$1,154,390

Acquisition of Venturelist.com, Inc.	760,244	760	122,740	(123,500)	—	—
Sale of shares	250,000	250	6,000	—	—	6,250
Stock issued for investment	15,626	16	140	—	—	156
Net income	—	—	—	36,019	—	36,019

Balance December 31, 2002	3,026,870	3,027	1,652,293	(408,505)	(50,000)	1,196,815

Sale of shares	7,794,177	7,794	6,747,860	—	—	6,755,654
Stock issued for services	1,275,862	1,276	51,824	—	—	53,100
Receipt of stock purchase receivable	—	—	—	—	50,000	50,000
Net income	—	—	—	860,418	—	860,418

Balance December 31, 2003	12,096,909	12,097	8,451,977	451,913	—	8,915,987

Sale of shares	1,794,078	1,794	248,206	—	—	250,000
Net income	—	—	—	2,277,213	—	2,277,213

Balance at June 30, 2004	13,890,987	$13,891	$8,700,183	$2,729,126	$—	$11,443,200

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Three Months and Six Months Ended June 30, 2004 and 2003

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Cash flows from operating activities
Net Income	$1,594,800	$2,277,213	$181,376	$313,946
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	22,455	44,910	10,271	22,638
Amortization	83,533	167,066	35,967	67,559
(Increase) commissions receivable	(1,635,534)	(2,252,691)	67,781	(15,281)
(Increase) Other receivables	(263,124)	(412,864)	(152,763)	(1,791,269)
(Increase) Prepaid expenses	17,454	(1,675)	4,908	1,102
(Increase) Licensing fees	2,567	(2,038)	—	—
Increase (decrease) Accounts payable	155,690	216,390	(21,214)	(38,876)
(Decrease) increase Accrued expenses	(39,708)	(41,457)	(1,992)	9,857
Increase Premium deposits	(549,362)	(304,946)	449,280	754,932
(Decrease) Due to fronting carrier	—	—	—	(46,630)
(Decrease) increase in Accrued taxes	(143,700)	(350,000)	—	—
Increase in Accrued unpaid claims	(55,096)	—	—	—

Net Cash Provided by /(Used for ) Operating Activities	(810,025)	(660,092)	573,614	(722,022)
		—		—
Cash Flows from Investing Activities
Decrease in Stock purchase receivable	—	—	50,000	50,000
Increase Deferred policy acquisition costs	(378,499)	(747,942)	(120,102)	(215,309)
Increase Property and equipment	(102,881)	(233,862)	(26,265)	(56,113)
Investment in Insurance Company Group	(998,794)	(998,794)	—	—
Increase Other non-current assets	(69,913)	(307,205)	(108,780)	(191,323)

Net Cash Used for Investing Activities	(1,550,087)	(2,287,803)	(205,147)	(412,745)

Cash Flows from Financing Activities
Proceeds from notes payable	—	—	33,056	3,033,056
Payment on notes payable	(1,184)	(3,329)	(3,032)	(9,753)
Sale of common stock	42,410	250,000	—	—

Net Cash Provided from Financing Activities	41,226	246,671	30,024	3,023,303

Net Increase in Cash and Cash Equivalents	(2,318,886)	(2,701,224)	398,491	1,888,536

Cash and Cash Equivalents - Beginning	7,271,125	7,653,463	2,091,852	601,807
Cash acquired with Insurance Company Group	7,724,455	7,724,455	—	—
Cash and Cash Equivalents - Ending	$12,676,694	$12,676,694	$2,490,343	$2,490,343

See accompanying notes to financial statements

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

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

On October 17, 2003 the Company completed a $5,000,000 private placement of its common stock. As part of this transaction the majority stockholder of the Company returned 900,000 shares of its holdings in satisfaction of $1,921,500 of its receivable with the Company. The price received by the majority shareholder based on value received today verses the investors who were receiving restricted shares requiring an extended holding period. In addition the shareholder wanted compensated for selling a stock which was expected to increase in value with the infusion of capital. These shares were included in the 5,263,000 shares sold in the private placement. The proceeds for the sale of these

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

shares were used to retire the receivable from the majority shareholder. The Company used the proceeds of this transaction to retire the $3,000,000 note payable. The agreement sold each share at $0.95 each and gave the purchaser two shares a warrant to purchase an additional share of the Company’s stock for $1.90 per share. The warrants expire in three years.

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

On March 31, 2004, the Company entered into a contract to purchase (pending) an Insurance Company Group for $100,000 and fees in connection with the transaction. The purchase agreement was signed in April 2004 and is subject to the final approval of the Insurance Company’s Group state of domicile Department of Insurance. This approval is expected before the end of the third quarter 2004. Management is highly confident that approval will be received. These financial statements have been prepared on the assumption and for the transaction materiality that approval will be received.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The consolidated financial statements include the accounts of Petsmarketing Insurance.com Agency, Inc., Hartville Equestrian, Inc. and Hartville Insurance Company, LTD; all wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Revenue Recognition Policies

Policies are issued for a term of one year; thus the Company recognizes commissions on a 1/12 annual basis as premiums are received. In the event premiums are paid in advance; for example a policy on which the annual premium is paid in advance, the liability, unearned commissions is recognized until the premium is earned on a 1/12 annual basis. Commissions receivable, represent commissions due the company from the fronting insurance company for premiums received during the previous month. Premium deposits are recorded as cash at year-end with the recording of a corresponding liability to the reinsurance carriers. Ceded costs represent the proportional losses paid on policies under the reinsurance agreements. Hartville Insurance Company, LTD is a reinsurance company. It receives its income on a net basis. That is, the Company’s revenue is net of claims paid and expenses. However, for accounting purposes this amount is grossed up to show gross premium revenues and expenses of claims paid and loss allowances.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Cash paid during the three months for:

2004
Interest	$22
Income taxes	$444,500

Income Taxes

The Company accounts for income taxes under the provisions of Statements of Financial Accounting Standards No. 109 “Accounting for Income Taxes”, which requires a company to recognize deferred tax assets and liabilities for the expected future tax

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Other Receivables

Other receivables include $52,519 due from an officer and shareholder at June 30, 2004.

Deferred Policy Acquisition Cost

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. These costs are charged against earnings on a straight-line basis over 60 months. Total costs deferred at June 30, 2004 were $1,891,677 with accumulated amortization through that date of $421,863.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to seven years, using the straight-lined method.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Development Costs

The Company has expended $1,080,275in software development costs through June 30, 2004 for internal use software. The software being developed is called PUPPS © a proprietary software, which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. The Company will commence amortizing these costs over its estimated useful life, which has not been determined at this time, beginning in the third quarter of 2004.

Accrued Unpaid Claims

The Company pays claims on a “claims made” basis whereby claims are only paid while the policy is in force.

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Concentration of Credit Risks

During 2004 and at June 30, 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE 2 – OTHER NONCURRENT ASSETS

Other non-current assets represent software costs associated with the development of the Company’s computer system in the amount of $1,080,275. The software being developed is called PUPPS © a proprietary software which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. As of June 30, 2004, the software is still under development and has been placed in service in July 2004. Also included are insurance license costs of $57,685 and organization costs of $665.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 3 – FIXED ASSETS

Property and equipment are summarized by major classifications as follows:

	June 30, 2004	June 30, 2003
Furniture and fixtures	$251,530	$8,078
Equipment	377,411	161,906
Software	119,320	57,313
Leasehold Improvements	47,780	17,404

	796,041	244,701
Less: accumulated depreciation	(184,478)	(110,881)

	$611,563	$133,820

Deferred policy acquisition costs are summarized as follows:

	June 30, 2004	June 30, 2003
Deferred policy acquisition costs	$1,891,677	$783,505
Less: accumulated amortization	(421,863)	(181,668)

	$1,469,814	$601,837

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 3 – FIXED ASSETS-CONTINUED

Future amortization on Deferred policy acquisition costs:

2004	$218,241
2005	$297,745
2006	$264,842
2007	$228,913
2008	$153,379

NOTE 4 – ACQUISITION OF INSURANCE COMPANY GROUP

On March 31, 2004, the Company entered into a contract to purchase an Insurance Company Group for $100,000 and fees in connection with the transaction. The purchase of the Insurance Company Group is subject to customary closing conditions and approval of Hartville acquiring control by the Department of Insurance of the Insurance Company’s Group state of domicile. Upon satisfaction of the closing conditions, regulatory approval and consummation of the acquisition, Hartville expects to begin writing pet insurance policies through its newly acquired wholly-owned insurance company. Hartville has been working closely regarding the acquisition with the Insurance Company’s Group home state’s Department of Insurance, and currently is providing administrative services to the Insurance Company Group pursuant to an administrative services agreement entered into in April 2004. Based on its communication with the Insurance Company’s Group home state’s Department of Insurance, Hartville believes the transaction will receive state regulatory approval and the transaction will be consummated in the third quarter of 2004. Management is highly confident that approval will be received. These financial statements have been prepared on the assumption and for the transaction materiality that approval will be received.

The Balance Sheet of the Insurance Group Acquired on March 31, 2004 was as follows:

Assets Acquired:

Cash	$7,724,455
Other receivables	21,071,273
Prepaid expenses	62,971
Furniture and fixtures	180,127
Goodwill	21,480,090

Total	$50,518,916

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 4 – ACQUISITION OF INSURANCE COMPANY GROUP-CONTINUED

Liabilities assumed:
Accounts payable	$5,852,563
Reserve for losses	40,215,328
Accrued expenses	1,952,231
Subordinate note	1,500,000

Total	$49,520,122
Net Investment	$998,794

NOTE 5 – GOODWILL

The goodwill acquired in connection with the acquisition of the Insurance Company Group should decrease in value as the reinsurance treaties are commuted and other contractual obligations are settled as part of the rehabilitation plan of the acquired Insurance Company Group.

NOTE 6 – NOTES PAYABLE

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

On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 6 – NOTES PAYABLE-CONTINUED

were prepaid when the note was signed. The balance outstanding at June 30, 2004 was $0. The equipment financed secures the note.

On June 15, 2003 the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at June 30, 2004 was $28,195. The equipment financed secures the note.

On October 24, 2003 the Company signed a note for $150,000 at 10%, payable on demand after a period of six months. Subsequently the Company loaned $150,000 to the same parties on the same terms. For financial statement presentation the two loans and accrued interest have been offset.

In connection with the Insurance Company Group acquisition a Surplus Debenture note was assumed. This note dated December 31, 1999. It is non-interest bearing and calls for repayment when minimum surplus is greater than $500,000. Repayment of this note is expected in 2006. The balance outstanding at June 30, 2004 was $1,500,000.

Maturities on long-term debt are as follows:

2004	$4,985
2005	$5,693
2006	$1,506,502
2007	$7,426
2008	$4,773
Thereafter	$-0-

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 7 – COMMITMENTS

The Company’s leasing operations consist principally of the leasing of office space under an operating lease that expires on April 30, 2005.

The following is a schedule, by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of June 30, 2004.

Amount
2004	43,200
2005	26,400

Total	$69,600

Rental expense was approximately $16,496 and $8,892 for the quarters ending June 30, 2004 and 2003 respectively.

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

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

JUNE 30, 2004

NOTE 8- RELATED PARTY TRANSACTIONS

At June 30, 2004 the Company has an accounts receivable on its books from an officer and shareholder for $52,519 the receivable bears interest at 5%.

NOTE 9 - OPERATING SEGMENTS

The Company organizes its business into four reportable segments: the holding company 1-(Hartville Group, Inc.), and the old holding company (Hartville Equestrian, Inc.), 2- the insurance agency (Petsmarketing Insurance.com Agency, Inc. and The Agency in the Insurance Company Group), 3- the reinsurance company (Hartville Insurance Company, LTD) and the insurance company (The Insurance Company in the Insurance Company Group.)

A breakdown of the revenues and expenses by segment is as follows:

Holding Company

Revenues	$-0-
Administrate expenses	78,375

Income	$(78,375)

Insurance Agency

Revenues	$3,804,658
Administrative expenses	1,647,396

Income	$2,157,262

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 9 - OPERATING SEGMENTS - CONTINUED

Reinsurance

Revenues	$1,478,652
Expenses
Loss and expenses	1,209,246
Ceded costs	369,699
Administrative	35,438
1,61,383

Income	$(135,731)

Insurance

Revenues	$729,599
Expenses Administrative	309,606
Income	$419,993

NOTE 10 – SUBSQUENT EVENTS

On August 16, 2004 the Company raised $3,300,000 through Secured Convertible Promissory Notes. They are at 18% interest and are due October 18, 2004.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 11 –CONTINGENCIES

The acquisition of the Insurance Company Group is contingent upon the Insurance Company’s Group home state’s Department of Insurance approval. Management is highly confident that approval will be received. These financial statements have been prepared on the assumption and for the transaction materiality that approval will be received in the third quarter 2004. The financial statements have been prepared based upon receiving this approval. However, if the approval should not be received the balance sheets and income statement of the Company at June 30, 2004 would look as follows:

Hartville Group, Inc. and Subsidiaries

Consolidated Balance Sheet

June 30, 2004

Total
ASSETS
Current Assets
Cash	$4,952,239
Commissions receivable	513,192
Other receivable	567,148
Prepaid expense	71,263

6,103,841
Fixed Assets
Property and equipment - net	431,436
Deferred policy acquisition costs - net	1,469,814

1,901,249
Other Assets
Licensing fees - net	21,269
Other non-current assets	1,138,625
Goodwill	—
Investments	998,794

2,158,688

$10,163,779

Hartville Group, Inc. and Subsidiaries

Consolidated Balance Sheet

June 30, 2004

Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$—
Accounts payable	39,960
Reserve for losses	486,733
Accrued expenses	131,420
Premium deposits	461,148
Unearned commissions	—
Accrued taxes	—
Current portion long-term debt	5,821

1,125,082
Long-Term Debt	22,374

Total Liabilities	1,147,456

Stockholders’ Equity
Common stock	12,746
Additional paid capital	8,701,328
Deficit accumulated	302,249
Stock purchase receivable	—

9,016,323

$10,163,779

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Income

For the Six Months Ended June 30, 2004

Total
Commissions and fees income	$1,554,658
Premiums	1,478,652

3,033,310
Losses and expenses	1,209,246
Ceded costs	369,699
General and administrative	1,551,037

3,129,982

Operating income	(96,672)

Other income	41,507

Other expenses	—

Income before taxes	(55,165)

Tax provisions	—

NET LOSS	$(55,165)

Loss per share	$(0.00)

Weighted shares outstanding	12,858,540

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

The Agency is primarily a marketing/administration company concentrating on the sale of its proprietary health insurance plans for domestic pets. Its business plan calls for introducing its product effectively and efficiently through a variety of distribution systems. We presently accepts applications, underwrites and issues policies electronically. Petsmarketing, through its proprietary policy fulfillment system - PUPPS- has the capability to provide online quotes, generate specific applications, approve applications, issue policies, and monitor claim trends on a proactive basis. This capability enables us to effectively manage and control losses. Also, having the ability to recognize loss trends early enables us to amend underwriting guidelines quickly, thereby controlling and delivering appropriate underwriting margins.

We take a quota share participation on the pet health insurance originated by the Agency. Policies have a maximum per incident limit of $1,500, $3,500, and $5,000 of which our reinsurance subsidiary assumes 40% of all losses submitted by policyholders. Each calendar year reinsurance agreements and executed and depending on our capital reserves and forecasted premium writings will establish the amount of ceded risk that we can assume. Presently our reinsurance writing ratio is 4 to 1, for example with $1 million in reserves we could write $4 million of pet insurance premium. Quota share participation is where insurers elect to assume a certain percentage of risk and thereby share in the amount of claims paid under policies. For example, three insurers elect to assume all the risk under a policy: insurer 1 takes 60% of risk, insurer 2 takes 30% and insurer 3 takes 10%. If a 1,000 claim was made each insurer would be responsible for their percentages; insurer 1 would pay $600, insurer 2 would pay $300 and insurer 3 would pay $100. The product, known as the Petshealth Care Plan works like most major medical plans for people. The plan pays eighty (80) percent of all veterinary costs and medications received for any covered illness or injury (accident) following the annual deductible of $100 per pet. Selected plans provide coverage for routine vaccinations, heartworm testing and flea preventive medications, dental cleanings, and all plans cover the cost to spay or neuter a pet. Pet owners are free to use any veterinarian in the United States and all plans provide a thirty-day risk free trial. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund (flat cancellation).

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

We wrote business in 2002 through March 2003 with Clarendon National Insurance Company. Hartville Group took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Insurance Company assumed 20% of the underwriting risk with Clarendon National Insurance Company assuming 20% and others, such as Munich Re, assuming the remainder. Commencing in April 2003, we began writing business through State National Insurance Company wherein we would assume 40% of the underwriting risk, with Munich Re assuming the balance. Neither State National Insurance Company, Munich Re or any others are related parties to Hartville Group. The quota share reinsurance agreement was structured initially with Munich Re covering 100% of the risk from State National with Hartville Insurance Company through an accommodation wherein Munich Re—Held Cover—or retrocession understanding passed on this 40% risk retention for a 1% fee that would later be amended at renewal to a direct quota share agreement with us. There are no related party transactions with reinsurers. Hartville Group, due to surplus capital or reserves, is limited to what dollar amount of risk Hartville Insurance Company can take. Based on our written premium level, we are limited to a maximum 40% risk retention. The remaining risk is passed on to other reinsurance companies. These other companies retain all underwriting profits after paying their 60% of claims.

We are direct solicitator of our pet insurance plans. We have an inbound call center to enroll prospective pet owners that inquire about our plans. We also sell our plans through the internet. All our personnel are salary based and do not receive commissions. We receive 100% of the commissions paid on the policies. Hartville Group had test marketed using independent insurance agents but discontinued this practice in December 1999. At the present time only two agents remain that represent us and receive an ongoing commission for business written. One of these agents is in Texas, wherein as a requirement of the Texas State Department of Insurance a resident agent would need to counter sign insurance policies sold in this State by an outside agency. Hartville Group’s pet insurance agency is an Ohio domiciled agency is a non-resident agency and therefore considered an outside agency in Texas. We pay this agent a 2.5% commission on business written in Texas and that agent is limited to Texas. At the present time the monthly commission check paid to the Texas agent is less than $60. The other agent is in New York State. This agent has significant relationships with veterinary clinics. This agent specialized in selling commercial business policies to veterinary clinics. We pay this agent a 10% commission on new business with 7% on renewals on policies written in New York only. At the present time the monthly commission check to this agent is less than $3,000.

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

History

Hartville Group, Inc. was incorporated in the State of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio on June 30, 2000, which sells sickness and accident policies for domestic household pets, and for Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the law of the Cayman Islands. Class B Insurer is the designation given by the Monetary Authorities of the Cayman Islands for a property and casualty insurance company. This class designates that a company is not authorized to write business other than policy administration and claims; for example we could not accept life insurance risk.

Petshealth Insurance Agency, Inc. was formed in 1997 as the original pet marketing agency. This agency was dissolved and reorganized into Petsmarketing Insurance.com Agency. Petsmarketing Insurance Agency, Inc. subsequently declared bankruptcy. Petsmarketing Insurance.com was a subsidiary of Petsmarketing Inc., a pink sheet company. The securities firm for Petsmarketing Inc. defaulted on its investment and subsequently the subsidiary, Petsmarketing Insurance.com Agency, was acquired by Hartville Group, Inc., which included the licenses of Petsmarketing Insurance.com Agency. This, Petshealth Insurance Agency, Inc. through its parent Petsmarketing Inc. was our historical predecessor. The term predecessor means a person the major portion of the business and assets of which another person acquired in a single succession, or in a series of related successions in each of which the acquiring person acquired the major portion of the business and assets of the acquired person. Petsmarketing Inc. was a “pink sheet” company was majority owned by a Capital Suisse fund named Zooley. Capital Suisse was to fund three million dollars to Petsmarketing Inc. but defaulted. Petsmarketing Inc.’s insurance fund collapsed. W. Russell Smith and Bob Cashman were the officers of Petsmarketing Inc. After the sale of Petshealth Insurance Agency, Inc. W. Russell Smith and Bob Cashman resigned and, one year later, Petsmarketing Inc. changed its name to PS Management Holdings and retained a minority interest in Hartville Group. New owners of PS Management Holdings established PS Management Holdings as a venture fund, which has now been bankrupt and discharged.

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

Hartville Group’s 100% owned subsidiary Hartville Insurance Company, Ltd is licensed as a reinsurance company by the government—Monetary Authority—of the Cayman Islands, British West Indies. The government regulates the kind of policies we may reinsure, who may manage us, the way our finances are maintained, and the way our resources may be invested. We contract with Caledonian Insurance Services Limited, a division of Caledonian Bank, to provide insurance management services for Hartville Insurance Company, Ltd. Caledonian Insurance Services Limited provides to us the services of an insurance manager for the purposes of managing the insurance business carried on by us, including, without providing the services of an insurance company manager with powers to accept and decline any proposals of insurance received by or on behalf of us, subject always to such policies, directions and controls as may be made or exercised, from time to time, by us and the terms of the business plan then in force and effect as lodged in respect of us with the Cayman lslands Monetary Authority or such other statutory or governmental authority as may, from time to time, assume responsibility for the governance and regulation of the insurance industry in the Cayman Islands.

The Competition

Hartville Group, Inc.’s major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has by far the largest position with an estimated 85% of the insurance market in the United States with a premium revenue of approximately $34.4 million and 172,000 policies. VPI is 65% owned by Scottsdale Insurance Company, which in turn is a wholly owned subsidiary of Nationwide Mutual Insurance Company. Pet Care Insurance is underwritten by Lincoln National Insurance Company. Other competitors include Companion Care and Blue Paw, both newly in business. In comparison, Petsmarketing has developed $3.7mm of written premium in the last 36 months and has 15,562 active policies. Of that $3.7mm, we only record 30% of the collected and earned premium as commissions and the portion ceded to our reinsurance company, thus, since we only reinsurer 40%, 60% of the premium is not reflected in our financials since it does not flow to Hartville Group.

Our management believes that we have a competitive advantage in the insurance coverage design since our competition replicates a major medical plan and is not specific to this market. The policy is a true indemnity plan with a $100 annual deductible with the insurance company covering 80% of the customary veterinary costs with the insured responsible for 20%. Administrative costs have been held down thereby enabling the policy to be reasonably priced. Marketing strategies can provide companies a competitive advantage. Hartville Group through its exclusive marketing alliances with the “Garfield” trademark and the Catalina Marketing Company—that markets directly in grocery stores and pet super stores—prevents competition from entering the same distribution channels. Assuming the underwriting risk on the policies and acting a merely a sales and marketing agency allows us to design specific and unique products for marketing strategies.

Employees

We employed 46 full-time and 5 part-time personnel, as well as 6 temporary staff as of August 19, 2004. The staff reviews all policy applications and issues policies; and reviews all claims and issues payment of claims when appropriate. We usually pay all proper claims in 30 days or less. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.

Recent Events

On January 20, 2004 Hartville Group, Inc. filed a form SB-2 with the Securities Exchange Commission to register the shares sold in the private placement of October 20, 2003 and certain other shareholders. The filing is pending at this time.

Hartville executed a Letter Option Agreement to purchase a property and casualty insurance company and made a public announcement of this transaction on January 28, 2004. Following due diligence, a non-binding Letter of Intent was executed on June 30, 2004, specifying the closing requirements that would form part of the final Purchase Agreement. On April 1, 2004, Hartville executed a Services Agreement with the Department of Insurance to assume the operating control of the property and casualty insurance company proposed to be purchased. Management believes that the formal Purchase Agreements will be executed imminently. Management cautions that even though Hartville has agreements with the interested parties and is now finalizing the formal Purchase Agreements, this transaction will still not be effective until approval is received by the Department of Insurance of the insurance company’s state of domicile. There can be no assurances that such approval will be received. This company is in Confidential Conservation with the company’s state of domicile Department of Insurance; however, management believes the transaction will receive state regulatory approval and the transaction will be consummated in the third quarter of 2004. Hartville began placing its own policies through this insurance company on July 1, 2004, and has recently pended placement at the request of the state of domicile Department of Insurance until the Form A approval, which is forthcoming shortly in managements opinion. However, the Company is currently writing business through a third party pending approval of the Form A. This direct writing resulted in an immediate savings of 5% of the dollar premium cost for each policy sold. Hartville is finalizing its 2004 reinsurance treaty and slips have sent to the partnering reinsurer wherein Hartville Insurance Company looks to assume up to 70% of the ceded risk going forward from July 1, 2004. Management believes this is a tremendous step for the Company in that, upon consummation—regulatory approval of the acquisition—Hartville will have fulfilled its strategic objective of having the capability to internally manage each aspect of its pet insurance program. Looking ahead, Hartville can now focus its resources on growing the business of selling pet insurance policies such as a new dynamic Internet program that Hartville launched in June 2004, that will compliment the present grocery and pet specialty super store electronic check out messaging network.

Recent	Sales of Unregistered Securities

None.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004

TO THREE MONTHS ENDED JUNE 30, 2003

Gross Revenues and Costs of Operations

Commissions and Premiums. Commissions and Premiums increased from $804,976 for the three month period ended June 30, 2003 to $3,027,295 for the three month period ended June 30, 2004, an increase of $2,222,319, primarily as a result of an increase in volume of premium sales.

Operating Expenses. Operating Expenses increased from $630,384 for the three month period ended June 30, 2003 to $2,179,467 for the three month period ended June 30, 2004, an increase of $1,549,083, primarily as a result of an increase in volume of premium sales and an assumption of a larger part of the risk.

Other Income. Other Income, increased from $6,784 for the three month period ended June 30, 2003 to $746,972 for the three month period ended June 30, 2004, an increase of $740,188, primarily as a result of the acquisition of the Insurance Company Group.

Net Income (Loss). Net Income increased from net income of $181,376 for the three month period ended June 30, 2003 to $1,594,800 for the three month period ended June 30, 2004, an increase of $1,413,424, primarily as a result of an increase in commissions and premiums and the acquisition of the Insurance Company Group.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF SIX MONTHS ENDED JUNE 30, 2004

TO SIX MONTHS ENDED JUNE 30, 2003

Gross Revenues and Costs of Operations

Commissions and Premiums. Commissions and Premiums increased from $695,362 for the six month period ended June 30, 2003 to $3,804,659 for the six month period ended June 30, 2004, an increase of $2,109,297, primarily as a result of an increase in volume of premium sales.

Operating Expenses. Operating Expenses increased from $1,158,541 for the six month period ended June 30, 2003 to $3,682,704 for the six month period ended June 30, 2004, an increase of $2,524,163, primarily as a result of an increase in volume of premium sales and an assumption of a larger part of the risk.

Other Income. Other Income, increased from $8,263 for the six month period ended June 30, 2003 to $771,106 for the six month period ended June 30, 2004, an increase of $762,843, primarily as a result of the acquisition of the Insurance Company Group.

Net Income (Loss). Net Income increased from net income of $313,946 for the six month period ended June 30, 2003 to $2,371,713 for the six month period ended June 30, 2004, an increase of $2,057,767, primarily as a result of an increase in commissions and premiums and the acquisition of the Insurance Company Group.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow. On October 20, 2003, the Company completed a five million dollar ($5,000,000) private placement of its securities. The Company used the proceeds of this transaction to retire the $3,000,000 note payable with the remainder to be used for working capital. With this new financing in place, management believes it can sustain operations and complete its business plans. On August 16, 2004 the Company raised $3,300,000 through Secured Convertible Promissory Notes. They are at 18% interest and are due October 18, 2004.

Current Assets

Cash. Cash increased from $2,091,852 at June 30, 2003 to $12,676,694 at June 30, 2004, an increase of $10,584,842, primarily as a result of continual increase in the volume of premiums written.

Commissions receivables. Premiums and commissions receivables increased from $120,939 at June 30, 2003 to $2,763,192 at June 30, 2004, an increase of $2,642,253, primarily as a result of continual increase in the volume of premiums written.

Other receivables. Other receivables increased from $1,960,042 at June 30, 2003 to $21,815,297 at June 30, 2004, an increase of $20,312,042, primarily as a result of an increase in commissions and premiums and the acquisition of the Insurance Company Group.

Prepaid expenses. Prepaid expenses increased from $50,256 at June 30, 2003 to $134,234 at June 30, 2004, an increase of $83,978.

Total Current Assets. Total Current Assets increased from $4,621,580 at June 30, 2003 to $37,389,417 at June 30, 2004, an increase of $32,767,837, primarily as a result of an increase in commissions and premiums and the acquisition of the Insurance Company Group.

Net Fixed Assets. Net Fixed Assets increased from $735,657 at June 30, 2003 to $2,081,377 at June 30, 2004, an increase of $1,345,720, primarily as a result of an increase in deferred policy acquisition costs.

Other Assets. Other Assets increased from $502,226 at June 30, 2003 to $22,639,984 at June 30, 2004, an increase of $22,137,758, primarily as a result of an increase in goodwill.

Liabilities

Total Liabilities. Total Liabilities increased from $4,298,702 at June 30, 2003 to $50,667,578 at June 30, 2004, an increase of $46,368,876, primarily as a result of a $40,702,061 reserve for losses.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Hartville Group was named as a defendant in Case No. CV03-6962 styled Daniel Tilmant Et Al v. Petsmarketing, Inc. in the United States District Court, Los Angeles County. This matter will be resolved shortly and closed with no liability to the Company.

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

B. Reports of Form 8-K.

On April 19, 2004, affirmed that on October 31, 2003, Hartville Group, Inc. engaged Pollard-Kelley Auditing Services, Inc. to act as the Registrant’s independent certified public accountant and attached the previous auditors response as an exhibit.

On June 21, 2004, Hartville Group, Inc. announced that it has renewed its direct marketing contract with Catalina Marketing Corporation

No other reports on Form 8-K were filed during the quarter ended June 30, 2004, for which this report is filed.

HARTVILLE GROUP, INC.

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

August 19, 2004	/s/ W. Russell Smith III
W. Russell Smith III,
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

August 19, 2004	/s/ W. Russell Smith III
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