Form 10QSB/A
period 2004-06-30
HARTVILLE GROUP  INC
filed 2004-08-20
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

Amendment No. 1

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

NOTE 10 – SUBSEQUENT EVENTS

On August 16, 2004 the Company raised $429,000 through Secured Convertible Promissory Notes. They are at 18% interest and are due October 18, 2004. There is an additional $2,871,000 being held in escrow for an additional loan subject to due diligence of up to that amount.

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

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow. On October 20, 2003, the Company completed a five million dollar ($5,000,000) private placement of its securities. The Company used the proceeds of this transaction to retire the $3,000,000 note payable with the remainder to be used for working capital. With this new financing in place, management believes it can sustain operations and complete its business plans. On August 16, 2004 the Company raised $429,000 through Secured Convertible Promissory Notes. They are at 18% interest and are due October 18, 2004. There is an additional $2,871,000 being held in escrow for an additional loan subject to due diligence of up to that amount.

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

SIGNATURE

August 20, 2004	/s/ W. Russell Smith III
W. Russell Smith III,
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

August 20, 2004	/s/ W. Russell Smith III
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