Form 10QSB
period 2004-09-30
HARTVILLE GROUP  INC
filed 2004-11-22
CIK 1126960

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

FOR THE QUARTER ENDED SEPTEMBER 30, 2004

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

COMMON STOCK, PAR VALUE $.001

(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Number of shares of the issuer’s common stock, par value $.001, outstanding as of September 30, 2004: 13,976,296 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format    YES  ☐    NO   ☒

HARTVILLE GROUP, INC.

FORM 10-QSB

PART I

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been no material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2003. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended September 30, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2003.

Hartville Group, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2004 and 2003

	September 30, 2004	September 30, 2003
ASSETS
Current Assets
Cash	$8,800,786	$2,972,939
Commissions receivable	6,211,401	535,161
Other receivables	1,037,414	1,464,589
Prepaid expenses	238,691	24,951

Total Current Assets	16,288,292	4,997,640
Fixed Assets
Property and equipment - net	1,768,718	165,386
Deferred policy acquisition costs - net	1,851,999	731,977

	3,620,717	897,363
Other Assets
Licensing fees. Less accumulated amortization of $40,596 and $26,498	18,696	23,502
Other non-current assets	61,610	655,047
Goodwill	6,160,867	—
Investments	—	—

	6,241,173	678,549

Total Assets	$26,150,182	$6,573,552

See accompanying notes to financial statements.

Hartville Group, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2004 and 2003

(continued)

	September 30, 2004	September 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$3,000,000	$3,000,000
Accounts payable	2,415,031	55,236
Reserve for losses	3,983,866	—
Accrued expenses	1,785,258	90,294
Premium deposits	1,455,737	1,552,986
Unearned commissions	—	3,702
Accrued taxes	—	50,000
Current portion of long-term debt	5,327	11,506

Total Current Liabilities	12,645,219	4,763,724
Long-Term Debt	1,521,642	26,970

Total Liabilities	14,166,861	4,790,694

Stockholders’ Equity
Common stock, 50,000,000 shares authorized: $.001 par value; 13,976,296 and 4,851,732 issued and outstanding at September 30, 2004 and 2003	13,976	4,852
Additional paid in capital	8,700,098	1,743,568
Retained earnings (deficit)	3,269,247	34,438

	11,983,321	1,782,858

Total Liabilities and Stockholders’ Equity	$26,150,182	$6,573,552

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Income

For the Three Months and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Commissions	$2,944,187	$397,086	$6,748,846	$1,092,448
Premiums	1,361,054	574,201	2,839,706	1,343,063

	4,305,241	971,287	9,588,552	2,435,511
Losses and expenses	686,727	272,219	1,895,973	606,263
Ceded costs	340,264	156,784	709,963	362,932
General and administrative	2,399,546	372,128	4,503,305	990,477

	3,426,537	801,131	7,109,241	1,959,672

Operating Income (loss)	878,704	170,156	2,479,311	475,839
Other income	26,417	8,841	797,523	17,104
Other expense	(365,000)	—	(365,000)	—

Income (Loss) before taxes	540,121	178,997	2,911,834	492,943
Provision for taxes	—	50,000	94,500	50,000

NET INCOME	$540,121	$128,997	$2,817,334	$442,943

Net income per common share	$0.04	$0.04	$0.21	$0.14
Net income per common share - fully diluted	$0.03	$0.04	$0.20	$0.14
Weighted average common shares outstanding	13,962,387	3,047,146	13,229,174	3,065,759
Weighted average common shares outstanding - fully diluted	15,497,906	3,047,146	14,264,883	3,065,759

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Stockholders’ Equity

For the Year Ended December 31, 2003, 2002, and through September 30, 2004

	Common Shares	Stock Amount	Additional Paid in Capital	Retained Earnings	Stock Purchase Receivable	Total Stockholders’ Equity
Balance January 1, 2002	2,001,000	$2,001	$1,523,413	$(321,024)	$(50,000)	$1,154,390
Acquisition of Venturelist.com, Inc.	760,244	760	122,740	(123,500)	—	—
Sale of shares	250,000	250	6,000	—	—	6,250
Stock issued for investment	15,626	16	140	—	—	156
Net income	—	—	—	36,019	—	36,019

Balance December 31, 2002	3,026,870	3,027	1,652,293	(408,505)	(50,000)	1,196,815
Sale of shares	7,794,177	7,794	6,747,860	—	—	6,755,654
Stock issued for services	1,275,862	1,276	51,824	—	—	53,100
Receipt of stock purchase receivable	—	—	—	—	50,000	50,000
Net income	—	—	—	860,418	—	860,418

Balance December 31, 2003	12,096,909	12,097	8,451,977	451,913	—	8,915,987
Sale of shares	1,794,078	1,794	248,206	—	—	250,000
Stock issued for cashless warrant	85,309	85	(85)			—
Net income	—	—	—	2,916,054	—	2,916,054

Balance at September 30, 2004	13,976,296	$13,976	$8,700,098	$3,367,967	$—	$12,082,041

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Cash Flows

For the Three Months and Nine Months Ended September 30, 2004 and 2003

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Cash flows from operating activities
Net Income	$540,121	$128,997	$2,817,334	$442,943
Adjustments to reconciliation net loss to net cash provided by operating activities	—	—	—	—
Depreciation	267,679	9,430	312,589	32,068
Amortization	96,870	41,505	263,936	109,064
Stock for services expenses		600		600
(Increase) decrease in commissions receivable	(3,271,333)	(414,222)	(5,524,024)	(429,503)
(Increase) decrease in other receivables	(470,266)	547,952	(883,130)	(1,243,317)
(Increase) decrease in prepaid expenses	(104,457)	25,305	(106,132)	26,407
(Increase) decrease in licensing fees		(3,996)	(2,038)	(3,996)
(Increase) decrease in Goodwill			—
Increase (decrease) in accounts payable	(3,964,225)	15,690	(3,747,835)	(23,186)
Increase (decrease) in accrued expenses	(298,393)	18,908	(339,850)	28,765
Increase (decrease) in premium deposits	994,589	407,538	689,643	1,162,470
Increase (decrease) in unearned commissions		3,702		3,702
(Decrease) increase in Reserve for Losses	159,034		159,034
(Decrease) in due to fronting carrier	—	—	—	(46,630)
(Decrease) increase in Accrued taxes	—	50,000	(350,000)	50,000
Increase in Accrued unpaid claims	—	—	—	—

Net Cash Provided by /(Used for ) Operating Activities	(6,050,381)	831,409	(6,710,473)	109,387
Cash Flows from Investing Activities
Decrease in Stock purchase receivable	—	—	—	50,000
Increase Deferred policy acquisition costs	(476,482)	(166,206)	(1,224,424)	(381,515)
Increase Property and equipment	(1,424,834)	(40,994)	(1,658,696)	(97,107)
Investment in Insurance Company Group	—	—	(998,794)	—
Increase Other non-current assets	1,077,015	(177,767)	769,810	(369,090)

Net Cash Used for Investing Activities	(824,301)	(384,967)	(3,112,104)	(797,712)
Cash Flows from Financing Activities
Proceeds from notes payable	3,000,000	—	3,000,000	3,033,056
Payment on notes payable	(1,226)	(3,846)	(4,555)	(13,599)
Issuance of common stock		700		700
Contributed capital		39,300		39,300
Sale of common stock	—	—	250,000	—

Net Cash Provided from Financing Activities	2,998,774	36,154	3,245,445	3,059,457

Net Increase in Cash and Cash Equivalents	(3,875,908)	482,596	(6,577,132)	2,371,132
Cash and Cash Equivalents - Beginning	12,676,694	2,490,343	7,653,463	601,807
Cash acquired with Insurance Company Group	—	—	7,724,455	—
Cash and Cash Equivalents - Ending	$8,800,786	$2,972,939	$8,800,786	$2,972,939

See accompanying notes to financial statements

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

September 30, 2004

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

On March 31, 2004, the Company entered into a contract to purchase (pending) an Insurance Company Group for $100,000 and fees in connection with the transaction. The purchase agreement was signed in April 2004 and is subject to the final approval of the Insurance Company’s Group state of domicile Department of Insurance. This approval is expected before the end of the fourth quarter 2004. Management is highly confident that approval will be received. These financial statements have been prepared on the assumption and for the transaction materiality that approval will be received.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The consolidated financial statements include the accounts of Petsmarketing Insurance.com Agency, Inc., Hartville Equestrian, Inc., Hartville Insurance Company, LTD and the accounts of the acquired Insurance Company Group; all wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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

Cash paid during:

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Interest	$365,000	$1,446	$365,044	$4,244
Income taxes	$159,696	$—	$604,196	$—

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

	Three Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
Federal Tax Provision	$—	$4,000	$94,500	$4,000
State Tax Provision	—	6,000	—	6,000

Total Provision	$—	$50,000	$94,500	$50,000

Other Receivables

Other receivables include $72,179 and $48,678 due from an officer and shareholder at September 30, 2004 and 2003, respectively. On October 20, 2004 the Board passed a resolution to bonus as compensation to the officer and shareholder the full amount of the receivable.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Policy Acquisition Cost

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. These costs are charged against earnings on a straight-line basis over 60 months. Total costs deferred at September 30, 2004 and 2003 were $2,374,029 and $951,983, respectively with accumulated amortization through that date of $522,030 and $220,006, respectively.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to seven years, using the straight-lined method.

Software Development Costs

Effective July 1, 2004, the Company has begun amortizing $1,402,376 in software development costs for internal use software over 3 years on a straight-line basis. The software being developed is called PUPPS © a proprietary software, which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary.

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

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

Concentration of Credit Risks

During 2004 and at September 30, 2004, the Company had deposits in banks in excess of the FDIC insurance limit.

NOTE 2 – OTHER NONCURRENT ASSETS

At September 30, 2004 and 2003 other non-current assets represent insurance license costs of $59,861 and $11,391, respectively, organization costs of $665 and $665, respectively, trademarks of $1,084 and $0, respectively and software costs of $0 and $642,991.

NOTE 3 – FIXED ASSETS

Property and equipment are summarized by major classifications as follows:

	September 30, 2004	September 30, 2003
Furniture and fixtures	$253,436	$27,056
Equipment	388,886	185,346
Software	1,530,742	57,313
Leasehold Improvements	47,780	17,519

	2,220,844	287234
Less: accumulated depreciation	(452,126)	(121,848)

	$1,768,718	$165,386

Deferred policy acquisition costs are summarized as follows:

	September 30, 2004	September 30, 2003
Deferred policy acquisition costs	$2,374,029	$951,983
Less: accumulated amortization	(522,030)	(220,006)

	$1,851,999	$731,977

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – FIXED ASSETS-CONTINUED

Future amortization on Deferred policy acquisition costs:

2004	$104,479
2005	$469,639
2006	$436,736
2007	$400,807
2008	$325,272

NOTE 4 – ACQUISITION OF INSURANCE COMPANY GROUP

On March 31, 2004, the Company entered into a contract to purchase an Insurance Company Group for $100,000 and fees in connection with the transaction. The purchase of the Insurance Company Group is subject to customary closing conditions and approval of Hartville acquiring control by the Department of Insurance of the Insurance Company’s Group state of domicile. Upon satisfaction of the closing conditions, regulatory approval and consummation of the acquisition, Hartville expects to begin writing pet insurance policies through its newly acquired wholly-owned insurance company. Hartville has been working closely regarding the acquisition with the Insurance Company’s Group home state’s Department of Insurance, and currently is providing administrative services to the Insurance Company Group pursuant to an administrative services agreement entered into in April 2004. Based on its communication with the Insurance Company’s Group home state’s Department of Insurance, Hartville believes the transaction will receive state regulatory approval and the transaction will be consummated in the fourth quarter of 2004. Management is highly confident that approval will be received. These financial statements have been prepared on the assumption and for the transaction materiality that approval will be received.

The Balance Sheet of the Insurance Group Acquired on March 31, 2004 was as follows:

Assets Acquired:

Cash	$7,724,455
Other receivables	21,071,273
Prepaid expenses	62,971
Furniture and fixtures	180,127
Goodwill	21,480,090

Total	$50,518,916

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 4 – ACQUISITION OF INSURANCE COMPANY GROUP-CONTINUED

Liabilities assumed:

Accounts payable	$5,852,563
Reserve for losses	40,215,328
Accrued expenses	1,952,231
Subordinate note	1,500,000

Total	$49,520,122
Net Investment	$998,794

NOTE 5 – GOODWILL

The goodwill acquired in connection with the acquisition of the Insurance Company Group should decrease in value as the reinsurance treaties are commuted and other contractual obligations are settled as part of the rehabilitation plan of the acquired Insurance Company Group. Goodwill was reduced in the third quarter by $15,319,223 for reinsurance treaties that have been signed

NOTE 6 – DEBT

Notes Payable

On August 31, 2004 Hartville Group, Inc. entered into a stock purchase agreement with an investment fund. The stock purchase agreement was a convertible debt for $3,000,000. The debt was at 10% interest due monthly. The debt is to convert to common shares on November 18, 2004. However, subsequent to quarter end the convertible debt was paid in full. The agreement also had warrants of 500,000 which will be issued by the Company. The price on the warrants was set at $4.25. The warrants may be exercised at any time within the five year period ending August 31, 2009.

On August 16, 2004 the Company raised $3,300,000 in Secured Convertible Note Payable. The are at 18% interest. The note is due October 18, 2004 and was paid in full October 20, 2004.

On February 19, 2003 Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. entered into a loan and security agreement with a finance company. The amount borrowed was $3,000,000 at 30% interest due February 19, 2004 with an option to extend

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

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

Long-term Debt

On June 14, 2001 the Company entered into a lease purchase arrangement with a finance company for a phone system. The total borrowed was $17,807. The note calls for 24 monthly payments of $858 including interest at 15.7%. The last three payments were prepaid when the note was signed. The balance outstanding at September 30, 2004 and 2003, was $0. The equipment financed secures the note.

On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments

NOTE 6 – DEBT-CONTINUED

were prepaid when the note was signed. The balance outstanding at September 30, 2004 and 2003 was $0 and $6,842, respectively. The equipment financed secures the note.

On June 15, 2003 the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at September 30, 2004 and 2003 was $26,970 and $31,634, respectively. The equipment financed secures the note.

On October 24, 2003 the Company signed a note for $150,000 at 10%, payable on demand after a period of six months. Subsequently the Company loaned $150,000 to the same parties on the same terms. For financial statement presentation the two loans and accrued interest have been offset.

In connection with the Insurance Company Group acquisition a Surplus Debenture note was assumed. This note dated December 31, 1999. It is non-interest bearing and calls for repayment when minimum surplus is greater than $500,000. Repayment of this note is expected in 2006. The balance outstanding at September 30, 2004 was $1,500,000.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

Maturities on long-term debt are as follows:

2004	$5,327
2005	$6,629
2006	$1,507,026
2007	$7,987
2008	$0
Thereafter	$-0-

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – COMMITMENTS

The Company entered into an operating lease agreement for office space on July 1, 2004 and the lease begins when occupancy becomes available, which is expected to be March 1, 2005 that expires on March 1, 2015.

The Company’s leasing operations consist principally of the leasing of office space under an operating lease that expires on April 30, 2005.

The following is a schedule, by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of September 30, 2004.

Amount
2004	114,159
2005	232,286
2006	189,344
2007	183,080
2008	157,656

Total	$876,525

Rental expense was approximately $18,645 and $7,328 for the quarters ending September 30, 2004 and 2003, respectively.

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

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8- RELATED PARTY TRANSACTIONS

At September 30, 2004 the Company has an accounts receivable on its books from an officer and shareholder for $72,179 and $48,678, respectively the receivable bears interest at 5%. . On October 20, 2004 the Board passed a resolution to bonus as compensation to the officer and shareholder the full amount of the receivable.

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

A breakdown of the revenues and expenses by segment is as follows:

Holding Company

Revenues	$-0-
Administrate expenses	266,115

Income	$(266,115)

Insurance Agency

Revenues	$6,748,846
Administrative expenses	3,470,070

Income	$3,278,776

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 9 - OPERATING SEGMENTS - CONTINUED

Reinsurance

Revenues	$2,839,706
Expenses
Loss and expenses	1,895,973
Ceded costs	709,963
Administrative	57,913
2,663,849

Income	$175,857

Insurance

Revenues	-0-
$-0-
Expenses Administrative	709,207
Income	$(709,207)

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 10 – SUBSEQUENT EVENTS

On November 11, 2004, the Company completed a $5,298,500 million Convertible Debt capital raise. The convertible debt is for 2 years with a 7% coupon. The full amount of the interest was prepaid. The debt may be converted at any time at the 5-day average closing stock price of the Company times 80% with the maximum price set at $2.25. There was a 7% fee along with 25,000 warrants per $1,000,000 raised that is due to the lead investment banker. The total number of warrants to be issued by the Company is 1,291,439 at an exercise price of $2.40. The warrants may be exercised at any time within a five year period ending November 11, 2009. The funds raised were used to pay in full the note due November 19, 2004.

On October 20, 2004 the Board passed a resolution to bonus as compensation to the officer and shareholder the full amount of the receivable due from the officer and shareholder.

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 –CONTINGENCIES

The acquisition of the Insurance Company Group is contingent upon the Insurance Company’s Group home state’s Department of Insurance approval. Management is highly confident that approval will be received. These financial statements have been prepared on the assumption and for the transaction materiality that approval will be received in the fourth quarter 2004. The financial statements have been prepared based upon receiving this approval. However, if the approval should not be received the balance sheets and income statement of the Company at September 30, 2004 would look as follows:

Hartville Group, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2004

September 30, 2004
ASSETS
Current Assets
Cash	$4,936,222
Commissions receivable	1,211,401
Other receivables	1,857,492
Prepaid expenses	238,691

Total Current Assets	8,243,806
Fixed Assets
Property and equipment - net	1,712,506
Deferred policy acquisition costs - net	1,851,999

3,564,505
Other Assets
Licensing fees. Less accumulated amortization of $40,596 and $26,498	18,696
Other non-current assets	61,610
Goodwill	—
Investments	—

80,306

Total Assets	$11,888,617

September 30, 2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$3,000,000
Accounts payable	176,476
Reserve for losses	270,187
Accrued expenses	10,807
Premium deposits	1,455,737
Unearned commissions	—
Due to fronting carrier	—
Accrued taxes
Accrued unpaid claims	—
Current portion of long-term debt	5,327

Total Current Liabilities	4,918,534
Long-Term Debt	21,642

Total Liabilities	4,940,176

Stockholders’ Equity
Common stock, 50,000,000 shares authorized: $.001 par value; 13,976,296 and 4,851,732 issued and outstanding at September 30, 2004 and 2003	13,976
Additional paid in capital	8,651,653
Retained earnings (deficit)	(1,717,188)
Stock purchase receivable	—

6,948,441

Total Liabilities and Stockholders’ Equity	$11,888,617

Hartville Group, Inc. and Subsidiaries

Consolidated Statement of Income

For the Three Months and Nine Months Ended September 30, 2004

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Commissions	$194,188	$1,748,846
Premiums	1,361,054	2,839,706

	1,555,242	4,588,552
Losses and expenses	686,728	1,895,974
Ceded costs	340,264	709,963
General and administrative	1,534,942	3,085,979

	2,561,934	5,691,916

Operating Income (loss)	(1,006,692)	(1,103,364)
Other income	8,142	49,649
Other expense	(1,020,886)	(1,020,886)

Income (Loss) before taxes	(2,019,436)	(2,074,601)
Provision for taxes	—	94,500

NET LOSS	$(2,019,436)	$(2,169,101)

Net loss per common share	$(0.14)	$(0.16)
Net loss per common share – fully diluted	$(0.13)	$(0.15)
Weighted average common shares outstanding	13,962,387	13,229,174
Weighted average common shares outstanding - fully diluted	15,497,906	14,264,883

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

We wrote business in 2002 through March 2003 with Clarendon National Insurance Company. Hartville Group took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Insurance Company assumed 20% of the underwriting risk with Clarendon National Insurance Company assuming 20% and others, assuming the remainder. Commencing in April 2003, we began writing business through State National Insurance Company wherein we would assume 40% of the underwriting risk, with a European re-insurance company assuming the balance. Neither State National Insurance Company, a European re-insurance company or any others are related parties to Hartville Group. The quota share reinsurance agreement was structured initially with a European re-insurance company covering 100% of the risk from State National with Hartville Insurance Company through an accommodation wherein a European re-insurance company—Held Cover—or retrocession understanding passed on this 40% risk retention for a 1% fee that would later be amended at renewal to a direct quota share agreement with us. There are no related party transactions with reinsurers. Hartville Group, due to surplus capital or reserves, is limited to what dollar amount of risk Hartville Insurance Company can take. Based on our written premium level, we are limited to a maximum 40% risk retention. The remaining risk is passed on to other reinsurance companies. These other companies retain all underwriting profits after paying their 60% of claims.

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

Employees

We employed 49 full-time and 5 part-time personnel, as well as 6 temporary staff as of November 18, 2004. The staff reviews all policy applications and issues policies; and reviews all claims and issues payment of claims when appropriate. We usually pay all proper claims in 30 days or less. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.

Recent Events

On January 20, 2004 Hartville Group, Inc. filed a form SB-2 with the Securities Exchange Commission to register the shares sold in the private placement of October 20, 2003 and certain other shareholders. The filing is pending at this time.

Hartville executed a Letter Option Agreement to purchase a property and casualty insurance company and made a public announcement of this transaction on January 28, 2004. Following due diligence, a non-binding Letter of Intent was executed on June 30, 2004, specifying the closing requirements that would form part of the final Purchase Agreement. On April 1, 2004, Hartville executed a Services Agreement with the Department of Insurance to assume the operating control of the property and casualty insurance company proposed to be purchased. Management believes that the formal Purchase Agreements will be executed imminently. Management cautions that even though Hartville has agreements with the interested parties and is now finalizing the formal Purchase Agreements, this transaction will still not be effective until approval is received by the Department of Insurance of the insurance company’s state of domicile; e.g. the Form A approval. There can be no assurances that such approval will be received. This company is in Confidential Conservation with the company’s state of domicile Department of Insurance; however, while management believes the transaction will receive state regulatory approval and the transaction will be consummated in the fourth quarter of 2004, this process has taken longer than management has anticipated due to the length of time it is taking to commute re-insurance settlements with previous companies that the property and casualty company was involved with. Hartville began placing its own policies through this insurance company on July 1, 2004, and has recently pended placement at the request of the state of domicile Department of Insurance until the Form A approval, which was filed in July, 2004. However, the Company is currently writing business through a third party pending approval of the Form A. This direct writing resulted in an immediate savings of 5% of the dollar premium cost for each policy sold. Hartville is finalizing its 2004 reinsurance treaty and slips have sent to the partnering reinsurer wherein Hartville Insurance Company looks to assume up to 70% of the ceded risk going forward from July 1, 2004. Management believes this is a tremendous step for the Company in that, upon consummation—regulatory approval of the acquisition—Hartville will have fulfilled its strategic objective of having the capability to internally manage each aspect of its pet insurance program. Looking ahead, Hartville can now focus its resources on growing the business of selling pet insurance policies such as a new dynamic Internet program that Hartville launched in June 2004, that will compliment the present grocery and pet specialty super store electronic check out messaging network.

Recent Sales of Unregistered Securities

On November 11, 2004, the Company completed a $5,298,500 million Convertible Debt capital raise. The convertible debt is for 2 years with a 7% coupon. The full amount of the interest was prepaid. The debt may be converted at any time at the 5-day average closing stock price of the Company times 80% with the maximum price set at $2.25. There was a 7% fee along with 25,000 warrants per $1,000,000 raised that is due to the lead investment banker. The total number of warrants to be issued by the Company is 1,291,439 at an exercise price of $2.40. The warrants may be exercised at any time within a five year period ending November 11, 2009. The funds raised were used to pay in full the note due November 19, 2004.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004

TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Gross Revenues and Costs of Operations

Commissions and Premiums. Commissions and Premiums increased from $971,287 for the three month period ended September 30, 2003 to $4,308,241 for the three month period ended September 30, 2004, an increase of $3,336,954, primarily as a result of an increase in volume of premium sales.

Operating Expenses. Operating Expenses increased from $801,131 for the three month period ended September 30, 2003 to $3,426,537 for the three month period ended September 30, 2004, an increase of $2,625,406 primarily as a result of an increase in volume of premium sales and an assumption of a larger part of the risk.

Other Income. Other Income, increased from $8,841 for the three month period ended September 30, 2003 to $26,417 for the three month period ended September 30, 2004, an increase of $17,576, primarily as a result of more funds accruing interest.

Other Expense, Other Expenses increased from $0 for the three month period ended September 30, 2003 to $365,000 for the three month period ended September 30, 2004, an increase of $365,000, primarily as a result of the cost of raising capital.

Net Income (Loss). Net Income increased from net income of $128,997 for the three month period ended September 30, 2003 to $540,121 for the three month period ended September 30, 2004, an increase of $411,124, primarily as a result of an increase in commissions and premiums and the acquisition of the Insurance Company Group.

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 2004

TO NINE MONTHS ENDED SEPTEMBER 30, 2003

Gross Revenues and Costs of Operations

Commissions and Premiums. Commissions and Premiums increased from $2,435,511 for the nine month period ended September 30, 2003 to $9,588,552 for the nine month period ended September 30, 2004, an increase of $7,153,041, primarily as a result of an increase in volume of premium sales.

Operating Expenses. Operating Expenses increased from $1,959,672 for the nine month period ended September 30, 2003 to $7,109,241 for the nine month period ended September 30, 2004, an increase of $5,149,569 primarily as a result of an increase in volume of premium sales and an assumption of a larger part of the risk.

Other Income. Other Income, increased from $17,104 for the nine month period ended September 30, 2003 to $797,523 for the nine month period ended September 30, 2004, an increase of $17,576, primarily as a result of acquisition of the Insurance Company Group.

Other Expense, Other Expenses increased from $0 for the nine month period ended September 30, 2003 to $365,000 for the nine month period ended September 30, 2004, an increase of $365,000, primarily as a result of the cost of raising capital.

Net Income (Loss). Net Income increased from net income of $442,943 for the nine month period ended September 30, 2003 to $2,817,334 for the nine month period ended September 30, 2004, an increase of $2,374,391, primarily as a result of an increase in commissions and premiums and the acquisition of the Insurance Company Group.

Liquidity and Capital Resources . The Company has financed its operations and other working capital requirements principally from operating cash flow. On October 20, 2003, the Company completed a five million dollar ($5,000,000) private placement of its securities. The Company used the proceeds of this transaction to retire the $3,000,000 note payable with the remainder to be used for working capital. With this new financing in place, management believes it can sustain operations and complete its business plans. On August 16, 2004 the Company raised $429,000 through Secured Convertible Promissory Notes. They are at 18% interest and are due October 18, 2004. There is an additional $2,871,000 being held in escrow for an additional loan subject to due diligence of up to that amount.

Current Assets

Cash. Cash increased from $2,972,939 at September 30, 2003 to $8,800,786 at September 30, 2004, an increase of $10,584,842, primarily as a result of acquisition of the Insurance Company Group.

Commissions receivables. Premiums and commissions receivables increased from $535,161 at September 30, 2003 to $6,211,401 at September 30, 2004, an increase of $2,642,253, primarily as a result of continual increase in the volume of premiums written and acquisition of the Insurance Company Group.

Other receivables. Other receivables decreased from $1,464,589 at September 30, 2003 to $1,037,414 at September 30, 2004, an decrease of $427,175.

Prepaid expenses. Prepaid expenses increased from $24,951 at September 30, 2003 to $238,691 at September 30, 2004, an increase of $213,740.

Total Current Assets. Total Current Assets increased from $4,997,640 at September 30, 2003 to $16,288,292 at September 30, 2004, an increase of $11,290,652, primarily as a result of an increase in commissions and premiums and the acquisition of the Insurance Company Group.

Net Fixed Assets. Net Fixed Assets increased from $897,363 at September 30, 2003 to $3,620,717 at September 30, 2004, an increase of $2,723,354, primarily as a result of an increase in deferred policy acquisition costs and beginning to amortize software costs in the third quarter of 2004.

Other Assets. Other Assets increased from $678,549 at September 30, 2003 to $6,160,864 at September 30, 2004, an increase of $5,482,315, primarily as a result of an increase in goodwill.

Liabilities

Total Liabilities. Total Liabilities increased from $4,763,724 at September 30, 2003 to $12,645,219 at September 30, 2004, an increase of $7,881,495, primarily as a result of a acquisition of the Insurance Company Group.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

Hartville Group was named as a defendant in Case No. CV03-6962 styled Daniel Tilmant Et Al v. Petsmarketing, Inc. in the United States District Court, Los Angeles County. This matter has been withdrawn.

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

B. Reports of Form 8-K.

On August 8, 2004, the Company announced that it prepared and is disseminating its power point presentation describing the Hartville Group, Inc. as of August, 2004.

On September 10, 2004, the Company announced that on September 8, 2004, Hartville Group, Inc. completed an agreement with certain purchasers for the issuance and sale by Hartville Group, Inc. of $3,000,000 principal amount of Debentures and Warrants to purchase shares of the Company’s Common Stock. The 12% Convertible Debentures are due, subject to the terms therein, 70 days from their date of issuance, specifically November 18, 2004. The five year Warrants provide for the purchase up to 500,000 shares of Common Stock, with an exercise price equal to the lesser of (a) the average of the 5 day VWAP bid immediately prior to September 8, 2004, (b) the Closing Price on a date specific after the closing and (c) $4.50.

No other reports on Form 8-K were filed during the quarter ended September 30, 2004, for which this report is filed.

HARTVILLE GROUP, INC.

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

November 22, 2004	/s/ W. Russell Smith III
W. Russell Smith III,
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

November 22, 2004	/s/ W. Russell Smith III
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