Form 10QSB/A
period 2004-03-31
HARTVILLE GROUP  INC
filed 2005-04-22
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT FOR THE QUARTER ENDED MARCH 31, 2004

COMMISSION FILE NUMBER: 333-82786

HARTVILLE GROUP, INC.

(Small Business Issuer in its Charter)

NEVADA	94-3360099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3840 Greentree Avenue SW
CANTON OHIO	44706
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (330) 484-8080

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

COMMON STOCK, PAR VALUE $.001
(Title of each class)

Number of shares of the issuer’s common stock, par value $.001, outstanding as of March 31, 2004: 12,746,469 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format     YES ☐          NO ☑

Introductory Note

Part I – Financial Information

Item 1 – Consolidated Balance Sheets As of March 31, 2004 and March 31, 2003
Consolidated Statement of Income Three months ended March 31, 2004 and March 31, 2003
Consolidated Statement of cash Flows Three months ended March 31, 2004 and March 31, 2003

Item 2 – Management’s Discussion and analysis of financial condition and results of operations

Item 3 – Evaluation of disclosure controls and procedures

Part II – Other Information

Signatures

Index to Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

INTRODUCTORY NOTE

On March 18, 2005, Hartville Group, inc. (the “Company”) issued a press release announcing that it would amend its Quarterly reports on the Form 10-QSBs for the fiscal quarters ending March 31, 2004, June 30, 2004, and September 30, 2004 to restate the financial statements included in the reports to reflect a change in the Company’s accounting policy with respect to capitalization of policy acquisition costs and to reflect the termination of its proposed acquisition of an insurance company.

Accordingly, this Form 10-QSB/A is being filed to amend the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004, in order to reflect the restatement of the Company’s consolidated financial statements as of March 31, 2004. The restatement arose from management’s determination that its accounting policy with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized should be changed. Under the Company’s new policy, capitalized costs will be amortized over a three-year minimum expected policy life. The Company previously amortized these costs over a five-year period. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of warrants during this period which further contributed to the restatement.

The restatements, including their impact on their consolidated financial statements are further described in Note 8 to the consolidated financial statements. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosure presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. This Form 10-QSB/A does not reflect events occurring after the filing of the original report on Form 10-QSB with the Securities and Exchange Commission on May 20, 2004. Accordingly, this 10-QSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended:

Part 1, Item 1 – Interim Financial Statements (unaudited) (restated)
Part 1, Item 2 – Management’s decision and analysis of physical condition and results of operations
Part 1, Item 4 – Controls and Procedures
Part 2, Item 6 – Exhibits and reports on Form 8-K

PART I

PART I FINANCIAL INFORMATION

General

RESTATEMENT OF FINANCIAL STATEMENTS. The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has been a material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2003. This statement shall be restated and disclosed in the Company’s 10-KSB for December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2004 are not necessarily indicative of the results that can be expected for the year ended December 31, 2004.

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets Unaudited Restated
March 31, 2004

	March 31,	March 31,
	2004	2003
ASSETS	As Restated	As Restated
Current Assets

Cash	$7,271,125	$2,091,852

Commissions receivable	1,304,534	188,720

Other receivables	304,024	1,807,729

Prepaid expenses	389,517	55,164

Total Current Assets	9,269,200	4,143,015

Fixed Assets

Property and equipment — net	330,211	147,012
Deferred policy acquisition costs - net	66,208	0

	396,419	147,012

Other Assets
Licensing fees. Less accumulated amortization of $32,886	23,641	25,698

Other non-current assets	1,068,712	368,344

Investments	—	156

	1,092,353	394,198

Total Assets	$10,757,972	$4,684,225

See accompanying notes to financial statements.

	March 31,	March 31,
	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY	As Restated	As Restated
Current Liabilities

Notes payable	$—	$3,000,000

Accounts payable	69,156	41,760

Accrued expenses	171,128	73,378

Premium deposits	1,010,510	696,168
Accrued taxes	89,839

Due to fronting carrier	—	—

Accrued unpaid claims	356,943	19,000

Current portion of long-term debt	4,985	8,324

Total Current Liabilities	1,702,561	3,838,630

Long-Term Debt	24,394	3,974

Total Liabilities	1,726,955	3,842,604

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 12,746,469 and 3,026,870 issued and outstanding at March 31, 2004 and 2003	12,746	3,027

Additional paid in capital	9,278,267	1,664,454

Retained earnings (deficit)	(259,996)	(775,860)

Stock purchase receivable	—	(50,000)

	9,031,017	841,261

Total Liabilities and Stockholders’ Equity	$10,757,972	$4,684,225

Consolidated Statement of Income
For the Quarter Ended March 31, 2004
Unaudited     Restated

	March 31,	March 31,
	2004	2003
	As Restated	As Restated
Commissions	$1,462,268	$338,979

Premiums	793,748	320,269

	2,256,016	659,248

Losses and expenses	614,248	138,206

Ceded costs	198,467	92,944

General and administrative	1,020,011	377,270

	1,832,726	608,420

Operating Income (loss)	423,290	50,828

Other income	24,134	1,479

Other expense	—	—

Income (Loss) before taxes	447,424	52,307

Provision for taxes	—	—

NET INCOME (LOSS)	$447,424	$52,307

Net income (loss) per common share	$0.04	$0.02

Weighted average common shares outstanding	12,180,656	3,026,870

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Quarter Ended March 31, 2004
     Unaudited Restated

	March 31,	March 31,
	2004	2003
	As Restated	As Restated

Cash flows from operating activities
Net Income	$447,424	$52,307
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	24,690	16,082
Amortization	4,332	0
Stock for services (Non-cash)	64,488	12,161
(Increase) commissions receivable	-617,157	-83,062
(Increase) Other receivables	-149,740	-1,638,506
(Increase) Prepaid expenses	-19,129	-3,806
(Increase) Licensing fees	-4,605	-1,500
Increase (decrease) Accounts payable	60,700	-17,662
(Decrease) increase Accrued expenses	-1,749	11,849
Increase Premium deposits	244,416	305,652

(Decrease) Due to fronting carrier	—	-46,630

(Decrease) increase in Accrued taxes	-206,300	—

Increase in Accrued unpaid claims	55,096	—

Net Cash Provided by /(Used for ) Operating Activities	-97,534	-1,393,115

Cash Flows from Investing Activities
Increase Deferred policy acquisition costs	-71,140	0
Increase Property and equipment	-181,817	-27,576
Increase Other non-current assets	-237,292	-82,543

Net Cash Used for Investing Activities	-490,249	-110,119

Cash Flows from Financing Activities

Proceeds from notes payable	—	3,000,000
Payment on notes payable	-2,145	-6,721
Sale of common stock	207,590	—

Net Cash Provided from Financing Activities	205,445	2,993,279

Net Increase in Cash and Cash Equivalents	-382,338	1,490,045

Cash and Cash Equivalents — Beginning	7,653,463	601,807

Cash and Cash Equivalents — Ending	$7,271,125	$2,091,852

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

Cash paid during the three months for:

2004
Interest	$11
Income taxes	$0

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

Federal tax provision	$	0

Total provision	$	0

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

Deferred Policy Acquisition Cost

Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. These costs are charged against earnings on a straight-line basis over 36 months. Total net costs deferred at March 31, 2004 were $66,208.

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

NOTE 3 – FIXED ASSETS

Property and equipment are summarized by major classifications as follows:

March 31,
2004
Furniture and fixtures	$64,173
Equipment	242,424
Software	159,011
Leasehold Improvements	47,780

513,389
Less: accumulated depreciation	(183,178)

$330,211

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 3 – FIXED ASSETS-CONTINUED

Deferred policy acquisition costs are summarized as follows:

March 31,
2004
Deferred policy acquisition costs	$71,140
Less: accumulated amortization	(4,332)

$66,208

Future amortization on Deferred policy acquisition costs:

2004	$23,713

2005	$23,713

2006	$18,702

2007	$-0-

2008	$-0-

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

NOTE 7 — OPERATING SEGMENTS

The Company organizes its business into three reportable segments: the holding company (Hartville Group, Inc.), and the old holding company (Hartville Equestrian, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Insurance Company, LTD).

A breakdown of the revenues and expenses by segment is as follows:

Holding Company

Revenues	$	-0-

Administrate expenses		105,580

Income	$	(105,580)

Insurance Agency

Revenues	$	1,462,268

Administrative expenses		898,743

Income	$	563,525

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

March 31, 2004

NOTE 7 — OPERATING SEGMENTS — CONTINUED

Reinsurance

Revenues	$	793,748

Expenses

Loss and expenses		614,248

Ceded costs		198,467

Administrative		15,688

		828,403

Income	$	(34,655)

NOTE 8 – RESTATEMENT OF FINANCIALS

Previously the Company’s consolidated financials utilized a five-year policy life to amortize its policy acquisition costs. This restatement arose from management’s determination that its accounting policy with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized should be changed. Under the Company’s new policy, capitalized costs will be amortized over a three-year minimum expected policy life. On February 19, 2003 the Company issued 300,000 warrants as part of a $3,000,000 debt financing transaction. The warrants were priced at $0.87 and expire on February 19, 2007. On November 20, 2003 the Company issued 360,000 warrants in exchange for services which were subject to performance before they would vest. These warrants were priced at $3.00 and expire on November 20, 2006. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of these warrants which has contributed to the restatement. This beneficial discount has been reflected as a non recurring non-cash interest expense with the corresponding adjustment to paid-in capital. In 2003 this non-cash expense was $12,161 and in 2004 was $64,488.

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

     Management’s Discussion and Analysis of Consolidated Results of Financial Condition and Results of Operations (“MD&A”) should be read in conjunction with the consolidated financial statements included herein. Further, this quarterly report on Form 10-QSB should be read in conjunction with the Company’s Consolidated Financial Statements and Notes to Consolidated Financial Statements included in its 2003 Annual Report which has been restated and forms part of the December 31, 2004 10-KSB.

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

The Agency is primarily a marketing/administration company concentrating on the sale of its proprietary health insurance plans for domestic pets. Its business plan calls for introducing its product effectively and efficiently through a variety of distribution systems. We presently accept applications, underwrite and issue policies electronically. Petsmarketing, through its proprietary policy fulfillment system — PUPPS- has the capability to provide online quotes, generate specific applications, approve applications, issue policies, and monitor claim trends on a proactive basis. This capability enables us to effectively manage and control losses. Also, having the ability to recognize loss trends early enables us to amend underwriting guidelines quickly, thereby controlling and delivering appropriate underwriting margins.

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

We are direct solicitator of our pet insurance plans. We have an inbound call center to enroll perspective pet owners that inquire about our plans. We also sell our plans through the internet. All our personnel are salary based and do not receive commissions. We receive 100% of the commissions paid on the policies. Hartville Group had test marketed using independent insurance agents but discontinued this practice in December 1999. At the present time only two agents remain that represent us and receive an ongoing commission for business written. One of these agents is in Texas, wherein as a requirement of the Texas State Department of Insurance a resident agent would need to counter sign insurance policies sold in this State by an outside agency. Hartville Group’s pet insurance agency is an Ohio domiciled agency is a non-resident agency and therefore considered an outside agency in Texas. We pay this agent a 2.5% commission on business written in Texas and that agent is limited to Texas. At the present time the monthly commission check paid to the Texas agent is less than $60. The other agent is in New York State. This agent has significant relationships with veterinary clinics. This agent specialized in selling commercial business policies to veterinary clinics. We pay this agent a 10% commission on new business with 7% on renewals on policies written in New York only. At the present time the monthly commission check to this agent is less than $3,000.

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

On March 30, 2005, the Company announced that its Board of Directors had decided that pursuing the acquisition of the property and casualty insurance company was no longer in the best interest of shareholders. Consequently, the agreement to acquire the insurance company will not proceed and negotiations with the Department of insurance have ended.

On March 30, 2005, the Company has changed its accounting practice with respect to the capitalization of Policy Acquisition Costs and the period over which the deferred costs are amortized. Following a review of the Company’s policy accounting and policy depreciation practices, the Company restated its previously reported financial statements. The Company has corrected its computation of policy amortization. Under its new policy, the Policy Acquisition Costs includes direct response advertising costs and the compensation costs attributable to the Company’s call-in department, which is responsible for handling new and renewal policy requests. The capitalized costs are amortized over a three-year minimum expected life of the policy period, subject to an assessment of the recoverability of the costs from future revenues from acquired policies, net of related expenses. The Company’s previous policy for capitalization of certain costs, in addition to those capitalized under the new policy, also provided for a five-year amortization. As a result, previously issued financial statements will be restated to conform to the Company’s current policy. The Company believed that its accounting treatment was permitted under generally accepted accounting principles (“GAAP”) and that such treatment was consistent with the practices of other public companies.

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

Operating Expenses. Operating Expenses increased from $608,420 for the three month period ended March 31, 2003 to $1,832,726 for the three month period ended March 31, 2004, an increase of $1,224,306, primarily as a result of an increase in volume of premium sales; an assumption of a larger part of the risk; and change in accounting with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized.

Other Income. Other Income increased from $1,479 for the three month period ended March 31, 2003 to $24,134 for the three month period ended March 31, 2004, an increase of $22,655, primarily as a result of an increase in interest income on policy reserves.

Net Income (Loss). Net Income increased from net income of $52,307 for the three month period ended March 31, 2003 to net income of $447,424 for the three month period ended March 31, 2004, an increase of $395,117, primarily as a result of an increase in commissions and premiums. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of warrants during 2003 and 2004 which contributed to a reduced net income. This beneficial discount was reflected as a non recurring non-cash interest expense. In 2003 this non-cash expense was $12,161 and in 2004 was $64,488.

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

Prepaid expenses. Prepaid expenses increased from $51,164 at March 31, 2003 to $389,517 at March 31, 2004, an increase of $338,353.

Total Current Assets. Total Current Assets increased from $4,143,015 at March 31, 2003 to $9,269,200 at March 31, 2004, an increase of $5,126,185, primarily as a result of continual increase in the volume of premiums written.

Net Fixed Assets. Net Fixed Assets increased from $147,012 at March 31, 2003 to $396,419 at March 31, 2004, an increase of $249,407, primarily as a result of a change in accounting with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized.

Other Assets. Other Assets increased from $394,198 at March 31, 2003 to $1,092,353 at March 31, 2004, an increase of $698,155, primarily as a result of an increase in other non-current assets.

Liabilities

Total Liabilities. Total Liabilities decreased from $3,842,604 at March 31, 2003 to $1,726,955 at March 31, 2004, a decrease of $2,115,649, primarily as a result of satisfying a Note payable $3,000,000.

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

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company had not carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation has not been done which is to be under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon no evaluation, the Principal Executive Officer and Principal Financial Officer cannot conclude that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.

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

     None.

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     The financial information in this 10-QSB/A has been restated in accordance with the change in accounting practice with respect to the capitalization of policy amortization costs and the period over which the deferred costs are amortized. Under the new policy capitalized costs will be amortized over a three-year minimum expected policy life. The Company previously amortized these costs over a five-year policy life.

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

     On March 18, 2005, the Company announced the termination of acquisition of insurance company and restatement of financials.

HARTVILLE GROUP, INC.

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

April 22, 2005	/s/ W. Russell Smith III
W. Russell Smith III,
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

April 22, 2005	/s/ W. Russell Smith III
W. Russell Smith III,
Chief Accounting Officer (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.