Form 10QSB/A
period 2004-06-30
HARTVILLE GROUP  INC
filed 2005-04-22
CIK 1126960

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

Introductory Note

Part I – Financial Information

Item 1 – Consolidated Balance Sheets
As of June 30, 2004 and June 30, 2003
Consolidated Statement of Income
Three and six months ended June 30, 2004 and June 30, 2003
Consolidated Statement of cash Flows
Three and six months ended June 30, 2004 and June 30, 2003

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

Accordingly, this Form 10-QSB/A is being filed to amend the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2004, in order to reflect the restatement of the Company’s consolidated financial statements as of June 30, 2004. The restatement arose from management’s determination that its accounting policy with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized should be changed. Under the Company’s new policy, capitalized costs will be amortized over a three-year minimum expected policy life. The Company previously amortized these costs over a five-year period. In addition, the Company’s financial statements are being restated to reflect the de-consolidation of the insurance company which the Company was pursuing in 2004 and includes the Company’s estimate of recoverable costs incurred in connection with the attempted acquisition. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of shares for services during this period which contributed to the restatement.

The restatements, including their impact on their consolidated financial statements are further described in Note 11 to the consolidated financial statements. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosure presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. This Form 10-QSB/A does not reflect events occurring after the filing of the original report on Form 10-QSB with the Securities and Exchange Commission on August 20, 2004. Accordingly, this 10-QSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended:

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

Consolidated Balance Sheets

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets unaudited restated
June 30, 2004

	June 30,	June 30,
	2004	2003
	As Restated	As Restated
ASSETS

Current Assets
Cash	$4,952,239	$2,490,343
Commissions receivable	513,192	120,939
Other receivables	1,523,531	1,960,042
Prepaid taxes	450,000	—
Prepaid expenses	65,763	50,256

Total Current Assets	7,504,725	4,621,580

Fixed Assets
Property and equipment — net	851,633	159,292
Deferred policy acquisition costs — net	126,090	0

	977,723	159,292

Other Assets
Licensing fees. Less accumulated amortization of $35,258	21,269	24,946
Other non-current assets	1,138,625	477,124
Goodwill	—	—
Investments	—	156

	1,159,894	502,226

Total Assets	$9,642,342	$5,283,098

See accompanying notes to financial statements.

	June 30,	June 30,
	2004	2003
	As Restated	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Notes payable	$—	$3,000,000
Accounts payable	39,960	39,546
Reserve for losses	486,733	—
Accrued expenses	131,420	71,386
Premium deposits	461,148	1,145,448
Due to fronting carrier	—	—
Accrued taxes	89,839	—
Accrued unpaid claims	—	—
Current portion of long-term debt	5,821	14,127

Total Current Liabilities	1,214,921	4,270,507

Long-Term Debt	22,374	28,195

Total Liabilities	1,237,295	4,298,702

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 13,890,987 and 3,026,870 issued and outstanding at June 30, 2004 and 2003	13,891	3,027
Additional paid in capital	10,534,148	1,664,454
Retained earnings (deficit)	(2,142,992)	(683,085)

Stock purchase receivable	—	—

	8,405,047	984,396

Total Liabilities and Stockholders’ Equity	$9,642,342	$5,283,098

Consolidated Statement of Income

Hartville Group, Inc. and Subsidiaries
Consolidated Statement of Income
For the Three Months and Six Months Ended June 30, 2004
Unaudited Restated

	Three	Six	Three	Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2004	2003	2003
	As Restated	As Restated	As Restated	As restated
Commissions	$92,391	$1,554,659	$356,383	$695,362
Premiums	684,904	1,478,652	448,593	768,862

	777,295	3,033,311	804,976	1,464,224

Losses and expenses	594,998	1,209,246	195,838	334,044
Ceded costs	171,232	369,699	113,204	206,148
General and administrative	1,911,434	2,931,445	409,943	787,213

	2,677,664	4,510,390	718,985	1,327,405

Operating Income (loss)	(1,900,369)	(1,477,079)	85,991	136,819
Other income	17,373	41,507	6,784	8,263
Other expense	—	—	—	—

Income (Loss) before taxes	(1,882,996)	(1,435,572)	92,775	145,082
Provision for taxes	—	—	—	—

NET INCOME	$(1,882,996)	$(1,435,572)	$92,775	$145,082

Net income per common share	($0.14)	($0.11)

Weighted average common shares outstanding	13,761,417	12,858,540

See accompanying notes to financial statements

Consolidated Statement of Cash Flows

Hartville Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Three Months and Six Months Ended June 30, 2004
Unaudited Restated

	Six	Six
	Months Ended	Months Ended
	June 30,	June 30,
	2004	2003
	As Restated	As Restated
Cash flows from operating activities
Net Income	($1,435,572)	$145,082
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	35,563	22,638
Amortization	17,422	0
Stock for services	968,988	12,161
(Increase) commissions receivable	174,185	-15,281
(Increase) Other receivables	-412,864	-1,791,269
(Increase) Prepaid expenses	-1,675	1,102
(Increase) Licensing fees	-2,038	—
Increase (decrease) Accounts payable	216,423	-38,876
(Decrease) increase Accrued expenses	-41,457	9,857
(Decrease) Increase Premium deposits	-304,946	754,932
(Decrease) Due to fronting carrier	—	-46,630
(Decrease) increase in Accrued taxes	-328,509	—
Increase in Accrued unpaid claims	—	—

Net Cash Provided by /(Used for ) Operating Activities	-1,114,480	-946,284

Cash Flows from Investing Activities
Decrease in Stock purchase receivable	—	50,000
Increase Deferred policy acquisition costs	-141,140	0
Increase Property and equipment	-386,276	-47,160
Increase in Other receivables	-998,794	—
Increase Other non-current assets	-307,205	-191,323

Net Cash Used for Investing Activities	-1,833,415	-188,483

Cash Flows from Financing Activities
Proceeds from notes payable	—	3,033,056
Payment on notes payable	-3,329	-9,753
Sale of common stock	250,000	—

Net Cash Provided from Financing Activities	246,671	3,023,303

Net Increase in Cash and Cash Equivalents	-2,701,224	1,888,536

Cash and Cash Equivalents – Beginning	7,653,463	601,807
Cash and Cash Equivalents – Ending	$4,952,239	$2,490,343

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

On March 31, 2004, the Company had entered into a contract to purchase an insurance company, subject to customary closing conditions and the approval of the acquisition by the Department of Insurance. The balance sheet of the insurance acquisition, adjusted for purchase accounting, as of June 30, 2004 had been included in the Company’s consolidated financial statements at that date. The Company’s quarterly consolidated financial statement for June 30, 2004 included the balance sheet of the insurance acquisition as well as the results of operations for this period. As of March 18, 2005, the Department of Insurance approval had not been received and the Company’s Board of Directors decided that pursuing this acquisition further was no longer in the best interest of shareholders. Accordingly, previously issued financial statements are now restated to reflect the de-consolidation of insurance acquisition and will include the Company’s estimate of recoverable costs from the Department of Insurance incurred in connection with the attempted acquisition.

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

Cash paid during the three months for:

2004
Interest	$22
Income taxes	$0

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

Deferred Policy Acquisition Cost

Company has changed its accounting practice with respect to the capitalization of Policy Acquisition Costs and the period over which the deferred costs are amortized. Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. These costs are charged against earnings on a straight-line basis over 36 months. Total costs deferred at June 30, 2004 were $141,140 with accumulated amortization through that date of $15,050.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to seven years, using the straight-lined method.

Software Development Costs

The Company has expended $1,080,275 in software development costs through June 30, 2004 for internal use software. The software being developed is called PUPPS © a proprietary software, which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary. The Company will commence amortizing these costs over its estimated useful life, which has not been determined at this time, beginning in the third quarter of 2004.

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

NOTE 3 – FIXED ASSETS

     Property and equipment are summarized by major classifications as follows:

June 30,
2004
Furniture and fixtures	$71,212
Equipment	349,307
Software	602,074
Leasehold Improvements	47,780

1,070,373
Less: accumulated depreciation	(218,741)

$851,633

Deferred policy acquisition costs are summarized as follows:

June 30,
2004
Deferred policy acquisition costs	$141,140
Less: accumulated amortization	(15,050)

$126,090

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 3 – FIXED ASSETS-CONTINUED

     Future amortization on Deferred policy acquisition costs:

2004	$47,047
2005	$47,047
2006	$31,996
2007	$-0-
2008	$-0-

NOTE 4 – NOTES PAYABLE

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

Maturities on long-term debt are as follows:

2004	$4,985
2005	$5,693
2006	$5,318
2007	$7,426
2008	$4,773
Thereafter	$-0-

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

NOTE 7 — OPERATING SEGMENTS

The Company organizes its business into four reportable segments: the holding company 1-(Hartville Group, Inc.), and the old holding company (Hartville Equestrian, Inc.), 2- the insurance agency (Petsmarketing Insurance.com Agency, Inc. , 3- the reinsurance company (Hartville Insurance Company, LTD).

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 7 – OPERATING SEGMENTS — CONTINUED

A breakdown of the revenues and expenses by segment is as follows:

Holding Company

Revenues	$-0-
Administrate expenses	1,047,363
Income	$(1,047,363)

Insurance Agency

Revenues	$1,554,659
Administrative expenses	1,848,644

Income	$(293,985)

Reinsurance

Revenues	$1,478,652
Expenses
Loss and expenses	1,209,246
Ceded costs	369,699
Administrative	35,438
1,614,383

Income	$(135,731)

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

June 30, 2004

NOTE 10 – SUBSQUENT EVENTS

On August 16, 2004 the Company raised $3,300,000 in Secured Convertible Note Payable. They are at 18% interest. They are due October 18, 2004 and expected to be converted into shares of the Company’s common stock before the due date. Shares of the Company’s common stock secure the notes.

NOTE 11 — RESTATEMENT OF FINANCIALS

The restatement arose from management’s determination that its accounting policy with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized should be changed. Under the Company’s new policy, capitalized costs will be amortized over a three-year minimum expected policy life. The Company previously amortized these costs over a five-year period. In addition, the Company’s financial statements are being restated to reflect the de-consolidation of the insurance company which the Company was pursuing in 2004 and includes the Company’s estimate of recoverable costs incurred in connection with the attempted acquisition. On April 14, 2004 the Company issued 300,000 shares of common stock in exchange for services. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of these shares which has also contributed to the restatement. This beneficial discount has been reflected as a non recurring non-cash interest expense with the corresponding adjustment to paid-in capital. This non-cash expense for this quarter of 2004 was $904,500.

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

Petshealth Insurance Agency, Inc. was formed in 1997 as the original pet marketing agency. This agency was dissolved and reorganized into Petsmarketing Insurance.com Agency. Petsmarketing Insurance.com was a subsidiary of Petsmarketing Inc., a pink sheet company. The securities firm for Petsmarketing Inc. defaulted on its investment and subsequently the subsidiary, Petsmarketing Insurance.com Agency, was acquired by Hartville Group, Inc., which included the licenses of Petsmarketing Insurance.com Agency. This, Petsmarketing Insurance.com Agency, Inc. through its parent Petsmarketing Inc. was our predecessor. The term predecessor means a person the major portion of the business and assets of which another person acquired in a single succession, or in a series of related successions in each of which the acquiring person acquired the major portion of the business and assets of the acquired person. Petsmarketing Inc. was a “pink sheet” company was majority owned by a Capital Suisse fund named Zooley. Capital Suisse was to fund three million dollars to Petsmarketing Inc. but defaulted. Capital Suisse’s venture fund collapsed. W. Russell Smith and Bob Cashman were the officers of Petsmarketing Inc. After the sale of Petshealth Insurance Agency, Inc. W. Russell Smith and Bob Cashman resigned and, one year later, Petsmarketing Inc. changed its name to PS Management Holdings and retained a minority interest in Hartville Group. New owners of PS Management Holdings established PS Management Holdings as a venture fund.

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

Hartville executed a Letter Option Agreement to purchase a property and casualty insurance company and made a public announcement of this transaction on January 28, 2004. Following due diligence, a non-binding Letter of Intent was executed on June 30, 2004, specifying the closing requirements that would form part of the final Purchase Agreement. On April 1, 2004, Hartville executed a Services Agreement with the Department of Insurance to assume the operating control of the property and casualty insurance company proposed to be purchased. Management believed that the formal Purchase Agreement would be executed imminently. Management cautioned that even though Hartville has agreements with the interested parties and was finalizing the formal Purchase Agreements, the transaction will still not be effective until approval is received by the Department of Insurance of the insurance company’s state of domicile. There could be no assurances that such approval would be received. The company was in Confidential Conservation with the company’s state of domicile Department of Insurance; however, management at the time believed the transaction would receive state regulatory approval and that the transaction would be consummated in the third quarter of 2004. Hartville began placing its own policies through this insurance company on July 1, 2004, and has recently pended placement at the request of the state of domicile Department of Insurance until the Form A approval, which managements believed was forthcoming.

On March 30, 2005, the Company announced that its Board of Directors had decided that pursuing the acquisition of this property and casualty insurance company was no longer in the best interest of shareholders. Consequently, the agreement to acquire the insurance company will not proceed and negotiations with the Department of insurance have ended. The balance sheet of the insurance acquisition, adjusted for purchase accounting, as of June 30, 2004 had been included in the Company’s consolidated financial statements at that date. The Company’s quarterly consolidated financial statement for June 30, 2004 included the balance sheet of the insurance acquisition as well as the results of operations for this period. As of March 18, 2005, the Department of Insurance approval had not been received and the Company’s Board of Directors decided that pursuing this acquisition further was no longer in the best interest of shareholders. Accordingly, previously issued financial statements are now restated to reflect the de-consolidation of insurance acquisition and will include the Company’s estimate of recoverable costs from the Department of Insurance incurred in connection with the attempted acquisition.

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

Recent Sales of Unregistered Securities

None

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004
TO THREE MONTHS ENDED JUNE 30, 2003

Gross Revenues and Costs of Operations

Commissions and Premiums. Commissions and Premiums decreased from $804,976 for the three month period ended June 30, 2003 to $777,295 for the three month period ended June 30, 2004, a decrease of $27,681 primarily as a result of a policy runoff for canceling a marketing campaign that had an adverse loss experience.

Operating Expenses. Operating Expenses increased from $718,985 for the three month period ended June 30, 2003 to $2,677,664 for the three month period ended June 30, 2004, an increase of $1,958,679, primarily as a result of an increase in volume of premium sales; an assumption of a larger part of the risk; and change in accounting with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of shares in exchange for services in 2004 which contributed to this net loss. This beneficial discount was reflected as a non recurring non-cash interest expense. This non-cash expense for this quarter of 2004 was $904,500.

Other Income. Other Income increased from $6,784 for the three month period ended June 30, 2003 to $17,373 for the three month period ended June 30, 2004, an increase of $10,589 primarily as a result of an increase in interest income on policy reserves.

Net Income (Loss). Net Income decreased from net income of $92,775 for the three month period ended June 30, 2003 to a net loss of $1,882,996 for the three month period ended June 30, 2004, a decrease of $1,975,771 primarily as a result of a decrease in commissions and premiums. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of shares in exchange for services in 2004 which contributed to this net loss. This beneficial discount was reflected as a non recurring non-cash interest expense. This non-cash expense for this quarter of 2004 was $904,500.

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

Current Assets

Cash. Cash increased from $2,091,852 at June 30, 2003 to $4,952,239 at June 30, 2004, an increase of $2,860,387 primarily as a result of financing activities.

Premiums and commissions receivables. Premiums and commissions receivables increased from $120,939 at June 30, 2003 to $513,192 at June 30, 2004, an increase of $392,253, primarily as a result of minimal increase in the volume of premiums written.

Other receivables. Other receivables decreased from $1,960,042 at June 30, 2003 to $1,523,531 at June 30, 2004, a decrease of $436,511, primarily as a result of cancellation of a debt due Hartville Group in the amount of $1,936,500 and investment in target insurance acquisition.

Prepaid expenses. Prepaid expenses increased from $50,256 at June 30, 2003 to $65,763 at June 30, 2004, an increase of $15,507.

Total Current Assets. Total Current Assets increased from $4,621,580 at June 30, 2003 to $7,504,725 at June 30, 2004, an increase of $2,883,145, primarily as a result of financing activities.

Net Fixed Assets. Net Fixed Assets increased from $159,292 at June 30, 2003 to $851,633 at June 30, 2004, an increase of $692,341, primarily as a result of a change in accounting with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized.

Other Assets. Other Assets increased from $502,226 at June 30, 2003 to $1,159,894 at June 30, 2004, an increase of $657,668, primarily as a result of an increase in other non-current assets.

Liabilities

Total Liabilities. Total Liabilities decreased from $4,298,702 at June 30, 2003 to $1,237,295 at June 30, 2004, a decrease of $3,061,407, primarily as a result of satisfying a Note payable $3,000,000.

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

None.

Item 3. Defaults upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

     The financial information in this 10-QSB/A has been restated in accordance with the change in accounting practice with respect to the capitalization of policy amortization costs and the period over which the deferred costs are amortized. Under the new policy capitalized costs will be amortized over a three-year minimum expected policy life. The Company previously amortized these costs over a five-year policy life. The 10-QSB also reflects the de-consolidation of the insurance company since the Board of Directors decided that pursuing the acquisition of the property and casualty insurance company was no longer in the best interest of shareholders.

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