Form 10QSB/A
period 2004-09-30
HARTVILLE GROUP  INC
filed 2005-04-22
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT FOR THE QUARTER ENDED SEPTEMBER 30, 2004

COMMISSION FILE NUMBER: 333-82786

HARTVILLE GROUP, INC.

(Small Business Issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	94-3360099 (I.R.S. Employer Identification No.)

3840 Greentree Avenue SW CANTON OHIO (Address of principal executive offices)	44706 (Zip Code)

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

Introductory Note

Part I – Financial Information

Item 1 – Consolidated Balance Sheets
As of September 30, 2004 and September 30, 2003
Consolidated Statement of Income
Three and nine months ended September 30, 2004 and September 30, 2003
Consolidated Statement of cash Flows
Three and nine months ended September 30, 2004 and September 30, 2003

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

Accordingly, this Form 10-QSB/A is being filed to amend the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2004, in order to reflect the restatement of the Company’s consolidated financial statements as of September 30, 2004. The restatement arose from management’s determination that its accounting policy with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized should be changed. Under the Company’s new policy, capitalized costs will be amortized over a three-year minimum expected policy life. The Company previously amortized these costs over a five-year period. In addition, the Company’s financial statements are being restated to reflect the de-consolidation of the insurance company which the Company was pursuing in 2004 and includes the Company’s estimate of recoverable costs incurred in connection with the attempted acquisition. Additionally, in accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of options and warrants in exchange for services during this period which contributed to the restatement.

The restatements, including their impact on their consolidated financial statements are further described in Note 9 to the consolidated financial statements. Generally, no attempt has been made in this Form 10-QSB/A to modify or update other disclosure presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatement. This Form 10-QSB/A does not reflect events occurring after the filing of the original report on Form 10-QSB with the Securities and Exchange Commission on November 20, 2004. Accordingly, this 10-QSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended:

Part 1, Item 1 – Interim Financial Statements (unaudited) (restated)
Part 1, Item 2 – Management’s decision and analysis of physical condition and results of operations
Part 1, Item 4 – Controls and Procedures
Part 2, Item 6 – Exhibits and reports on Form 8-K

Part I — Financial Information

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

Item 1 — Consolidated Balance Sheets

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2004 Unaudited Restated

	September 30,	September 30,
	2004	2003
ASSETS	As Restated	As Restated

Current Assets

Cash	$3,736,222	$2,972,939

Commissions receivable	1,211,401	535,161

Other receivables	2,513,378	1,464,589

Prepaid taxes	525,000	—

Prepaid expenses	158,158	24,951

Total Current Assets	8,144,159	4,997,640

Fixed Assets

Property and equipment — net	2,194,844	187,144

Deferred policy acquisition costs — net	353,337	0

	2,548,181	187,144

Other Assets

Licensing fees. Less accumulated amortization of $40,596	18,696	23,502

Other non-current assets	61,610	655,047

Note Receivable	1,200,000	—

Goodwill	—	—

Investments	—	—

	1,280,306	678,549

Total Assets	$11,972,646	$5,863,333

See accompanying notes to financial statements.

	September 30,	September 30,
	2004	2003
LIABILITIES AND STOCKHOLDERS' EQUITY	As Restated	As Restated

Current Liabilities

Notes payable	$3,000,000	$3,000,000

Accounts payable	176,474	55,236

Reserve for losses	270,187	—

Accrued expenses	10,807	90,294

Premium deposits	1,455,737	1,552,986

Unearned commissions	—	3,702

Due to fronting carrier	—	—

Accrued taxes	89,839	—

Accrued unpaid claims	—	—

Current portion of long-term debt	5,327	11,506

Total Current Liabilities	5,008,371	4,713,724

Long-Term Debt	21,642	26,970

Total Liabilities	5,030,013	4,740,694

Stockholders’ Equity

Common stock, 50,000,000 shares authorized:

$.001 par value; 13,976,296 and 4,851,732 issued and outstanding at September 30, 2004 and 2003	13,976	4,852

Additional paid in capital	10,726,527	1,755,729

Retained earnings (deficit)	(3,797,838)	(637,942)

Stock purchase receivable	—	—

	6,942,665	1,122,639

Total Liabilities and Stockholders’ Equity	$11,972,679	$5,863,333

Consolidated Statement of Income

Hartville Group, Inc. and Subsidiaries
Consolidated Statement of Income
For the Three Months and Nine Months Ended September 30, 2004
Unaudited  Restated

	Three	Nine	Three	Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2004	2003	2003
	As Restated	As Restated	As Restated	As Restated
Commissions	$194,187	$1,748,846	$397,086	$1,092,448

Premiums	1,361,054	2,839,706	574,201	1,343,063

	1,555,241	4,588,552	971,287	2,435,511

Losses and expenses	686,727	1,895,973	272,219	606,263

Ceded costs	340,264	709,963	156,784	362,932

General and administrative	2,350,295	5,281,740	505,982	1,293,195

	3,377,287	7,887,677	934,985	2,262,390

Operating Income (loss)	(1,822,046)	(3,299,125)	36,302	173,121

Other income	8,142	49,649	8,841	17,104

Other expense	(395,804)	(395,804)	—	—

Income (Loss) before taxes	(2,209,707)	(3,645,279)	45,143	190,225

Provision for taxes	—	—	—	—

NET INCOME	$(2,209,707)	$(3,645,279)	$45,143	$190,225

Net income per common share	($0.16)	($0.28)	$0.02	$0.06

Net income per common share — fully diluted	($0.14)	($0.26)	$0.02	$0.06

Weighted average common shares outstanding	13,962,387	13,229,174	3,047,146	3,065,759

Weighted average common shares outstanding — fully diluted	15,497,906	14,264,883	3,047,146	3,065,759

See accompanying notes to financial statements

Consolidated Statement of Cash Flows

Hartville Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Three Months and Nine Months Ended September 30, 2004
Unaudited  Restated

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2004	2003
	As Restated	As Restated
Cash flows from operating activities
Net Income	($3,645,279)	$190,225
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	158,540	32,068
Amortization	32,656
Stock for services expenses	1,751,691	12,761
(Increase) decrease in commissions receivable	-524,024	-429,503
(Increase) decrease in other receivables	-931,541	-1,243,317

(Increase) decrease in Prepaid taxes	-444,500	—
(Increase) decrease in prepaid expenses	-169,103	26,407
(Increase) decrease in licensing fees	-2,428	-3,996
Increase (decrease) in accounts payable	-133,829	-23,186
Increase (decrease) in accrued expenses	-162,070	28,765
Increase (decrease) in premium deposits	689,643	1,162,470

Increase (decrease) in unearned commissions	—	3,702

(Decrease) increase in Reserve for Losses	270,187	—

(Decrease) in due to fronting carrier	—	-46,630

(Decrease) increase in Accrued taxes	—	0

Increase in Accrued unpaid claims	—	—
Net Cash Provided by /(Used for ) Operating Activities	-3,110,057	-290,234

Cash Flows from Investing Activities

Decrease in Stock purchase receivable	—	50,000
Increase Deferred policy acquisition costs	-395,708	0
Increase Property and equipment	-980,957	-79,001
Increase Other non-current assets	-2,675,964	-369,090

	Nine	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2004	2003
	As Restated	As Restated

Net Cash Used for Investing Activities	-4,052,629	-398,091

Cash Flows from Financing Activities
Proceeds from notes payable	3,000,000	3,033,056
Payment on notes payable	-4,555	-13,599
Issuance of common stock		700
Contributed capital		39,300

Sale of common stock	250,000	—

Net Cash Provided from Financing Activities	3,245,445	3,059,457

Net Increase in Cash and Cash Equivalents	-3,917,241	2,371,132

Cash and Cash Equivalents — Beginning	7,653,463	601,807

Cash and Cash Equivalents — Ending	$3,736,222	$2,972,939

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

The consolidated financial statements include the accounts of Petsmarketing Insurance.com Agency, Inc., Hartville Equestrian, Inc., and Hartville Insurance Company, LTD all wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

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
Cash paid during:

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2004	2004

Interest	$365,000	$365,044

Income taxes	$—	$—

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

	Three	Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2004	2004
Federal Tax Provision	$—	$—
State Tax Provision	—	—

Total Provision	$—	$—

Other Receivables

Other receivables include $72,179 due from an officer and shareholder at September 30, 2004 , respectively. On October 20, 2004 the Board passed a resolution to bonus as compensation to the officer and shareholder the full amount of the receivable.

Deferred Policy Acquisition Cost

Company has changed its accounting practice with respect to the capitalization of Policy Acquisition Costs and the period over which the deferred costs are amortized. Costs incurred in connection with policy acquisition have been capitalized and are amortized over the estimated life of the policies acquired. These costs are charged against earnings on a straight-line basis over 36 months. Total costs deferred at September 30, 2004 were $395,708.

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

NOTE 2 – OTHER NONCURRENT ASSETS

At September 30, 2004 other non-current assets represent insurance license costs of $59,861, organization costs of $665, and trademarks of $1,084.

NOTE 3 – FIXED ASSETS

Property and equipment are summarized by major classifications as follows:

September 30,
2004
Furniture and fixtures	$72,841
Equipment	366,644
Software	2,114,235
Leasehold Improvements	47,781

2,601,501
Less: accumulated depreciation	(406,657)

$2,194,844

Deferred policy acquisition costs are summarized as follows:

September 30,
2004
Deferred policy acquisition costs	$395,708
Less: accumulated amortization	(42,371)

$353,337

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Future amortization on Deferred policy acquisition costs:

2004	$42,371
2005	$131,902
2006	$131,902
2007	$89,533
2008	$—

NOTE 4 – DEBT

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

On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments were prepaid when the note was signed. The balance

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 4 – DEBT-CONTINUED

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

Maturities on long-term debt are as follows:

2004	$5,327
2005	$6,629
2006	$7,026
2007	$7,987
2008	$0
Thereafter	$-0-

NOTE 5 – COMMITMENTS

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

NOTE 5 – COMMITMENTS -CONTINUED

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

NOTE 7 — OPERATING SEGMENTS

The Company organizes its business into four reportable segments: the holding company 1-(Hartville Group, Inc.), and the old holding company (Hartville Equestrian, Inc.), 2- the insurance agency (Petsmarketing Insurance.com Agency, Inc)., 3- the reinsurance company (Hartville Insurance Company, LTD)

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

SEPTEMBER 30, 2004

NOTE 7 — OPERATING SEGMENTS-CONTINUED

A breakdown of the revenues and expenses by segment is as follows:

Holding Company

Revenues	$	-0-
Administrate expenses		1,987,002

Income	$	(1,987,002)

Insurance Agency

Revenues	$	1,748,846
Administrative expenses
		3,236,825

Income	$	(1,487,979)

Reinsurance

Revenues	$	2,839,706
Expenses
Loss and expenses		1,895,973
Ceded costs		709,963
Administrative		57,913
		2,663,849

Income	$	175,857

HARTVILLE GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

September 30, 2004

NOTE 8 – SUBSQUENT EVENTS

On November 11, 2004 the Company completed a $5,298,500 million Convertible Debt capital raise. The convertible debt is for 2 years with a 7% coupon. The full amount of the interest was prepaid. The debt may be converted at any time at the 5-day average closing stock price of the Company times 80% with the maximum price set at $2.25. There was a 7% fee along with 25,000 warrants per $1,000,000 raised that is due to the lead investment banker. The total number of warrants to be issued by the company is 1,291,439 at an exercise price of $2.40. The warrants may be exercised at any time within a five year period ending November 11, 2009. The funds raised were used to pay in full the note due November 19, 2004.

On October 20, 2004 the Board passed a resolution to bonus as compensation to the officer and shareholder the full amount of the receivable due from the officer and shareholder.

NOTE 9 — RESTATEMENT OF FINANCIALS

The restatement arose from management’s determination that its accounting policy with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized should be changed. Under the Company’s new policy, capitalized costs will be amortized over a three-year minimum expected policy life. The Company previously amortized these costs over a five-year period. In addition, the Company’s financial statements are being restated to reflect the de-consolidation of the insurance company which the Company was pursuing in 2004 and includes the Company’s estimate of recoverable costs incurred in connection with the attempted acquisition. On July 1, 2004 the Company issued 500,000 options for common stock in exchange for services. On August 31, 2004 the Company issued 499,999 warrants as part of a $3,000,000 debt financing transaction. The warrants were originally priced at $4.25 and expire on August 31, 2009. The exercise price of these warrants was re-set to $0.95 per share as a result of a November 26, 2004 Convertible Debenture transaction. This re-pricing resulted in a beneficial discount on the warrants issued in connection with the August 31, 2004 Convertible Debenture. This beneficial discount has been reflected as a non recurring non-cash interest expense of $30,804 with the corresponding adjustment to paid-in capital. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of both options and warrants in this period which has contributed to the restatement. This beneficial discount has been reflected as a non recurring non-cash interest expense with the corresponding adjustment to paid-in capital. This non-cash expense for this quarter of 2004 was $817,815 reduced for prior period amortization of non-cash expenses of $35,112 making a net expense of $782,703.

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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004
TO THREE MONTHS ENDED SEPTEMBER 30, 2003

Gross Revenues and Costs of Operations

Commissions and Premiums. Commissions and Premiums increased from $971,287 for the three month period ended September 30, 2003 to $1,555,241 for the three month period ended September 30, 2004, an increase of $583,954 primarily the result of retaining greater underwriting risk.

Operating Expenses. Operating Expenses increased from $934,985 for the three month period ended September 30, 2003 to $3,377,287 for the three month period ended September 30, 2004, an increase of $2,442,302, primarily as a result of an assumption of a larger part of the risk and change in accounting with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized and in accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of options and warrants in exchange for services in 2004 which contributed to this net loss. This beneficial discount was reflected as a non recurring non-cash interest expense. The net non-cash expense for this quarter of 2004 was $782,703.

Other Income. Other Income decreased from $8,841 for the three month period ended September 30, 2003 to $8,142 for the three month period ended September 30, 2004, a decrease of $699 primarily as a result of a decrease in available investment capital on policy reserves.

Net Income (Loss). Net Income decreased from net income of $45,143 for the three month period ended September 30, 2003 to net loss of $2,209,707 for the three month period ended September 30, 2004, a decrease of $2,254,850 primarily as a result of a decrease in commissions, premiums and in accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of options and warrants in exchange for services in 2004 which contributed to this net loss. This beneficial discount was reflected as a non recurring non-cash interest expense. The net non-cash expense for this quarter of 2004 was $782,703.

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

Current Assets

Cash. Cash increased from $2,972,939 at September 30, 2003 to $3,736,222 at September 30, 2004, an increase of $763,283 primarily as a result of financing activities and increased risk retention.

Premiums and commissions receivables. Premiums and commissions receivables increased from $535,161 at September 30, 2003 to $1,211,401 at September 30, 2004, an increase of $676,240, primarily as a result of minimal increase in the volume of premiums written.

Other receivables. Other receivables increased from $1,464,589 at September 30, 2003 to $2,513,378 at September 30, 2004, an increase of $1,048,789, primarily as a result of cancellation of a debt due Hartville Group in the amount of $1,936,500 then replaced with an investment in a target insurance company acquisition.

Prepaid expenses. Prepaid expenses increased from $24,951 at September 30, 2003 to $158,158 at September 30, 2004, an increase of $133,207.

Total Current Assets. Total Current Assets increased from $4,997,640 at September 30, 2003 to $8,144,159 at September 30, 2004, an increase of $3,146,519 primarily as a result of financing activities and greater risk retention.

Net Fixed Assets. Net Fixed Assets increased from $187,144 at September 30, 2003 to $2,548,181 at September 30, 2004, an increase of $2,361,037, primarily as a result of deployment of PUPPS and the commencement of depreciation and the change in accounting with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized.

Other Assets. Other Assets increased from $678,549 at September 30, 2003 to $1,280,306 at September 30, 2004, a increase of $601,757, primarily as a result of a decrease in other non-current assets.

Liabilities

Total Liabilities. Total Liabilities increased from $4,740,694 at September 30, 2003 to $5,030,013 at September 30, 2004, an increase of $289,319, primarily as a result of a Note payable of $3,000,000.

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