Form 10KSB
period 2004-12-31
HARTVILLE GROUP  INC
filed 2005-04-22
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER: 333-110630

HARTVILLE GROUP, INC.

(Name of Small Business Issuer in its Charter)

NEVADA	94-3360099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3840 GREENTREE AVENUE SW
CANTON OHIO	44706
(Address of principal executive offices)	(Zip Code)

Issuer’s Telephone Number: (330) 484-8080

Securities registered under Section 12(b) of the Exchange Act:

(Title of each class)	(Name of each exchange on which registered)
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:

COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for its most recent fiscal year: $5,663,057.

State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 10,259,244 shares held by non-affiliates and the closing price of $1.72 per share for Common Stock in the over-the-counter market as of December 31, 2004): $17,645,899.

Number of shares of the issuer’s common stock, par value $.001, outstanding as of December 31, 2004: 14,576,296 shares.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrants’ proxy statement for its 2005 annual meeting of shareholders are incorporated herein by reference in response to Part III of this Form 10-KSB.

Transitional Small Business Disclosure Format            YES ☐ NO ☒

EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

Item 1. DESCRIPTION OF BUSINESS

The Company.

Hartville Group, Inc. (“Hartville”, “we”, “us”) is a holding company formed in the State of Nevada whose wholly-owned subsidiaries include Hartville Re formerly known as Hartville Insurance Company, Ltd (“Hartville Re”) and Petsmarketing Insurance.com Agency, Inc. (“Agency”). Hartville Re is a reinsurance company that is registered in the Cayman Islands, British West Indies. Hartville Re was formed to reinsure pet health insurance that is currently being marketed by the Agency. Projected U.S. Pet Insurance market revenues by 2007 is expected to reach $667 million as reported by Packaged Facts August 2003, a Division of Market Research.com. Projected pet insurance revenues continue to be forecasted at these levels as reported by Package Facts in their 2004 study entitled ‘The U.S. market for Pet Care Services.”

The Agency is primarily a marketing/administration company concentrating on the sale of its proprietary health insurance plans for domestic pets. Its business plan calls for introducing its product effectively and efficiently through a variety of distribution systems. We presently accept applications, underwrite and issue policies electronically. The Agency, through its proprietary policy fulfillment system — PUPPS (Pet Underwriting Policy Processing System— has the capability to provide online quotes, generate specific applications, approve applications, issue policies, and monitor claim trends on a proactive basis. This capability enables us to effectively manage and control losses. Also, having the ability to recognize loss trends early enables us to amend underwriting guidelines quickly, thereby controlling and delivering appropriate underwriting margins.

PUPPS has been installed and is in full use as of July 1, 2004. Depreciation extends over a 36 month period. Previously Hartville had outsourced the administration and claims processing of its pet insurance program. Management decided to bring the administration in-house since administrators of property and casualty insurance plans were having difficulty processing pet health medical claims. In the fourth quarter of 2001, efforts commenced to write a proprietary software program specifically designed to service pet insurance policies. By the end of 2002 the beta test package was ready for testing. This software includes the following modules: policy issuance, billing, customer service, claims, call center, and reporting. Upon testing numerous features and mechanisms management quickly identified that further features would need to be added before deployment of the software could take place. Therefore, an additional specification was drafted that called for more than 4,000 additional programming hours. Work commenced in mid 2003 and the program was delivered following stress testing and cursory systems audit on July 1, 2004.

Hartville’s business plan calls for a quota share participation on the pet health insurance originated by the Agency. Quota share participation is where insurers elect to assume a certain percentage of risk and thereby share in the amount of claims paid under policies. For example, three insurers elect to assume all the risk on a policy: insurer 1 takes 60% of risk, insurer 2 takes 30% and insurer 3 takes 10%. If a 1,000 claim was made each insurer would be responsible for their percentages; insurer 1 would pay $600, insurer 2 would pay $300 and insurer 3 would pay $100. The products, known as the Petshealth Care Plan and the Company’s generic brand for private label partnerships “Healthy Bark and Purr” work like most major medical plans for people. The plans pay eighty (80) percent of all veterinary costs and medications received for any covered illness or injury (accident) following the annual deductible of $100 per pet. Selected plans provide coverage for routine vaccinations, heartworm testing and flea preventive medications, dental cleanings, and all plans cover the cost to spay or neuter a pet. Pet owners are free to use any veterinarian in the United States and all plans provide a thirty-day risk free trial. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund (flat cancellation).

There are four plans offered, Basic, Value, Choice, and Best, and they have the following per incident and policy limits, respectively:

Basic	$1,500/$8,000
Value	$3,500/$11,000
Choice	$5,000/$13,000
Best	$2,500/$13,000

The current offering (policy) is restricted to only dogs and cats.

The Agency is licensed to act as insurance agency in all 50 states of the United States including DC.

Pet health insurance coverage has been successfully marketed in Europe for many years. Hartville’s insurance policies and operations resemble the proven and successful practices of the European market. Management has carefully researched the available market and has concluded that there is a significant demand in the U.S. for companion pet health insurance.

Management believes, based on their research from studies conducted by the American Veterinary Medical Association (AVMA), veterinary colleges, and market researchers, that there is a demand among pet owners and veterinarians for affordable, comprehensive pet health insurance. Articles in veterinary journals and consumer publications reinforce this demand and the high intrinsic value pet owners place on protecting their human-to-companion pet bonding.

Pet health maintenance organizations or HMO or “discount” plans are not popular and almost nonexistent because they are normally restricted to a limited number of local veterinary practices. Pet owners must patronize only those practices. The HMO-type plan is not portable to other veterinary practices or other parts of the U.S. when the owner is transferred or traveling, or if the owner has different veterinarian specialist needs for one of their pets. The number of participating veterinarians is relatively small. They are located primarily in the affluent suburbs. Such limited and local geographic plans emerged because of an absence of insurance alternatives. Pet owners continue to voice a strong demand for comprehensive veterinary health insurance coverage and the freedom to choose their own veterinarians, not unlike their own human health care needs.

All our revenues are derived from premium dollars. The Agency sells pet insurance policies to pet owners who pay insurance premiums, typically monthly using their credit card. As these premiums are collected at the close of each month an insurance report is prepared that shows the total collected premium for the month. This premium is then allocated to the appropriate parties: a) 30% of the premium flows to the Agency as commissions and b) the remaining 70% flows to the reinsurers to pay claims. Insureds can pay these insurance premiums either monthly, quarterly, semi-annually or annually. Insureds can pay by credit card, automatic check withdrawal or by check.

Hartville reinsured business in 2002 under a Managing General Agency (MGA) agreement with Clarendon National Insurance Company. Hartville Re took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Re assumed 20% quota share of the underwriting risk. Clarendon National Insurance Company also assumed 20% with the remaining risk being ceded to other international reinsurers. Commencing April 2003, Hartville began writing pet insurance policies through State National Insurance Company. Hartville Re offered and executed reinsurance slips to continue assuming underwriting risk as previously, now at a 40% quota share. Hartville Re posted a $2 million Letter of Credit as requested by State National Insurance Company; however, State National Insurance Company never formalized this agreement. In July 2004 Hartville canceled and re-wrote its entire book of pet insurance policies, with Department of Insurance approval, on the insurance acquisition target, that is, the intended property and casualty insurance company to be acquired and formalized. Hartville Re assumed 100% quota share reinsurance of the underwriting risk initially and intended to reduce this post transfer of the pet insurance book to 70% with other willing reinsurers. The potential underwriting income or (loss) from the 2003 treaty (book of business transfer) was now transferred to Hartville Re from the target insurance acquisition and ceded to the 2004 account. On August 15, 2004, the Department of Insurance, at no fault of Hartville, withdrew the Company’s writing authority through the target acquisition. As a result, Hartville Re’s underwriting risk retention was not reduced to 70%, but was maintained at 100% in view that reinsurers would now not subscribe to the quota share agreement. The Company secured writing authority from another carrier on August 25, 2004 and all new and renewal business going forward was written with this international recognized insurer who retained 100% of the underwriting risk. This underwriting agreement has been amended effective January 1, 2005 with Hartville Re retaining 50% quota share of the underwriting risk going forward. There are no related party transactions with these reinsurers or MGAs.

We are direct solicitator of our pet insurance plans. We have an inbound call center to enroll perspective pet owners that inquire about our plans. We also sell our plans through the internet. All our personnel are salary based and do not receive commissions. The Company is introducing a commission incentive—one time—to licensed agents in our inbound call center. We receive 100% of the commissions paid on the policies. Hartville Group had test marketed using independent insurance agents but discontinued this practice in December 1999. At the present time only one agent remains that represent us and receives an on going commission for business written. The Company has used an agent in Texas, as a requirement of the Texas State Department of Insurance a resident agent would need to counter sign insurance policies sold in this State by an outside agency. Hartville Group’s pet insurance agency is an Ohio domiciled agency and is a non-resident agency and therefore considered an outside agency in Texas. We had paid this agent a 2.5% commission on business written in Texas. At the present time the monthly commission check paid to the Texas agent is less than $60. Currently, non-residents are now licensed to solicit polices directly to Texas residents, thus this agent and the need for a counter signature is no longer required by the State of Texas. The other agent is in the State of New York. This agent specialized in selling commercial business policies to veterinary clinics. We pay this agent a 10% commission on new business with 7% on renewals on policies written in New York only. At the present time the monthly commission check to this agent is less than $3,000.

Our website address is www.petshealthplan.com or www.healthybarkandpurr.com. This system provides inquiring pet owners the ability to enter their pet information into the system and receive an insurance quote. The pet owner, at their option, may either enter their credit card and submit their application for underwriting or simply print off an application and return via mail with a check. Presently, less than 20% of applications received are from online enrollments. The web site is used mostly for information that later result in an inbound call with an enrollment with one of our customer service representatives.

We do not depend on any one customer. We are unlike other insurance agencies where major relationships can prove essential, for example, an agent issuing a policy to a major manufacture might include a business policy, auto policy, and countless other risk coverage programs that in total could be a substantial premium. Most people have and insure not more than 4 pets, thus the amount of premium paid is not significant. We have and are dependent on our relationship with our fronting insurance carrier. If the insurance carrier elected to no longer write this business Hartville would be forced to find an alternate insurance provider and if unsuccessful would have to cease writing business. This dependency is the basis for the Company seeking to own a US licensed property and casualty insurance company.

History

Hartville Group, Inc. was incorporated in the State of Nevada on February 1, 2001 as a holding company. Hartville’s subsidiaries include: Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio on March 31, 2000, and sells sickness and accident policies for domestic household pets, and Hartville Re formerly known as Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the law of the Cayman Islands. Class B Insurer is the designation given by the Monetary Authorities of the Cayman Islands for a property and casualty insurance company. This class designates that a company is not authorized to write business other than property and casualty; for example we could not accept life insurance risk.

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

Government Regulation and Licenses

Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America regulates the conduct of Insurance business within its borders. This is done by the Department of Insurance, a subdivision of the State Government. The Department sets forth the policies of insurance that may be sold in the state and licenses all persons and companies that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.Com Agency and its CEO W. Russell Smith, III is licensed by 50 State Departments of Insurance including DC.

Hartville Group’s 100% owned subsidiary Hartville Re is licensed as a reinsurance company by the government—Monetary Authority—of the Cayman Islands, British West Indies. The government regulates the kind of policies we may reinsure, who may manage us, the way our finances are maintained, and the way our capital may be invested. We contract with Caledonian Insurance Services Limited, a division of Caledonian Bank, to provide insurance management services for Hartville Re.

Caledonian Insurance Services Limited is validly licensed pursuant to the insurance law to carry on insurance business in the Cayman Islands and is validly licensed pursuant to the insurance law to carry on business as an insurance manager in the Cayman Islands. As the insurance manager Caledonian shall provide to Hartville Re those services, acts or things as are reasonably necessary and/or desirable for the efficient operation of the business which includes: a) Provide such properly qualified and experienced staff and such premises and support services; b) keep separate books of account, bank accounts and accounting records; c) collect and/or supervise the collection of all monies due in connection with the business; d) purchase office supplies necessary to conduct business; e) maintain minute books; f) all filings and returns required by the insurance law; g) attend all board meetings; and h) act as general representative of Hartville for the purposes of insurance law.

The Competition

Hartville Group, Inc.’s major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has by far the largest position with an estimated 85% of the insurance market in the United States with premium revenue of approximately $70 million and more than 200,000 policies. VPI is 65% owned by Scottsdale Insurance Company, which in turn is a wholly owned subsidiary of Nationwide Mutual Insurance Company. Pet Care Insurance is a product offered by Pethealth Inc., and is underwritten by Lincoln National Insurance Company. In comparison, Hartville has written, since commencing operations in December 1997, more than $8 million in premium to over 25,000 policyholders. As of December 31, 2004, 20,126 policies were in-force which totaled $6 million in premium. The Company through its agency recognizes 30% of this premium, when earned, as commissions with the balance (70% of premium) going to the reinsurers, of which Hartville Re is a participating reinsurer, to pay claims. Hartville only reports as income the quota share portion ceded to our reinsurance company, thus, since we have only reinsured 20% to 40% of the underwriting risk, the remaining 80% to 60% of the premium has not been reflected in our financials since it does not flow to Hartville Group.

Management believes that we have a competitive advantage in the pet insurance industry because our policy’s coverage design replicates a major medical plan and incorporates a wellness care component. Hartville’s policy is a true indemnity plan with a $100 annual deductible with the insurance company covering 80% of the customary veterinary costs with the insured responsible for 20%. Administrative costs have been held down thereby enabling the policy to be reasonably priced. Marketing strategies can provide companies a competitive advantage. Hartville Group through its exclusive marketing alliances with the “Garfield” and the Catalina Marketing Company—that markets directly in grocery stores and pet super stores—prevents competition from entering the same distribution channels. Assuming the underwriting risk on the policies and acting as a sales and marketing agency allows us to design specific and unique products for marketing strategies. For a fee of not less than $250,000 per year Hartville Group may use any of the Garfield comic strip characters in the promotion of its pet health insurance plans. The right to use these characters ends December 2010. Usage of the characters in various marketing media includes: print advertisement; product brochures; internet web page; and television media. Use of the character in either of the aforementioned methods must be approved by the Paws Corporation, owners of the Garfield Character rights for content and to ensure accurate character portrayal. Exclusivity in the electronic checkout messaging network managed by the Catalina Marketing Company is contingent upon Hartville continuing to print at least 500,000 messages per month. As long as Hartville Group has, at the end of its contracted period, i.e., exhausting its specified print message quantity with Catalina, the contract provides for renewal with continued exclusivity, being no other provider of pet insurance may use the Catalina Marketing electronic checkout messaging system.

Employees

We employed 48 full-time personnel as of December 31, 2004. The staff reviews all policy applications and issues policies; and reviews all claims and issues payment of claims when appropriate. We usually pay all proper claims in 30 days or less. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.

Recent Events

In February, 2004, legal counsel was engaged by Hartville to assist them in connection with the acquisition of an insurance company that was in conservation with an insurance department. On March 8, 2004, a letter of intent between Hartville and the target insurance acquisition was executed. On April 1, 2004, an agreement entitled “Services Agreement” was executed, with the approval of the insurance department. This agreement allowed Hartville to manage the day to day operations of the insurance company and to affect the company’s rehabilitation. On May 24, 2004, a Stock Purchase Agreement between Hartville and the target acquisition was executed. Hartville through these two agreements commenced concurrently its rehabilitation of the insurance acquisition along with its application with the department of insurance to have the insurance company license of the target acquisition transferred to Hartville. On June 23, 2004, Hartville loaned $1,200,000 to the target to increase surplus of the insurance company through a promissory note payable to Hartville in accordance with approval and authorization by the insurance department. Continuing the rehabilitation of the insurance acquisition on June 30, 2004, through an Escrow and Contribution Agreement, Hartville transferred to the insurance company all of the outstanding stock of Petsmarketing Insurance.com Agency, Inc. In addition W. Russell Smith, III, CEO transferred 900,000 of his personal stock to the insurance company. On July 1, 2004, the department of insurance authorized Hartville to begin writing pet insurance policies on the insurance company. On July 13, 2004, Hartville submited its application to have the insurance license of this insurance company transferred to Hartville. With Hartville having been given authority by the Department of Insurance to run the insurance company (service agreement); authorization to write pet insurance policies through this insurance company; and through numerous discussions with the Department of Insurance Hartville believed its application to acquire the insurance license would be fatum complete. On August 15, 2004, the Department of Insurance ceased Hartville from writing any further pet insurance policies on the insurance company. From this date forward Hartville endeavored to bring about an affective rehabilitation of the insurance acquisition. On March 30, 2005 the Board of Directors decided that pursuing the acquisition of this property and casualty insurance company was no longer in the best interest of shareholders. Consequently, the agreement to acquire this insurance company did not proceed and negotiations with the Department of Insurance ended. The Company and the Insurance Department executed a Mutual Release Agreement whereby the Department returned the sum of $2,303,333 to the Hartville Group which represented monies contributed to rehabilitate the insurance acquisition target. This amount has been included in other receivables in the accompanying Balance Sheet at December 31, 2004 and was received on April 11, 2005. As the result of terminating this acquisition previously issued 10-QSBs for June 30, 2004 and September 30, 2004 have been restated to reflect the de-consolidation of the insurance company and include the Company’s recoverable costs incurred in connection with the attempted acquisition.

It was the decision of the Company to change its accounting practice with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized. Under its new policy, capitalized costs will be amortized over a three-year minimum expected policy life. The Company previously amortized these costs over a five-year policy life. As a result, previously issued financial statements have been restated to conform to the Company’s current policy. The December 31, 2003 financial statement and 10-KSB; March 31, 2004 financial statement 10-QSB; June 30, 2004 financial statement 10-QSB; and September 30, 2004 financial statement 10-QSB have been restated in accordance with this change and as the result of terminating the acquisition of the insurance company wherein a de-consolidation of the target acquisition financials in those presented by the Company. Additionally, the financial statements listed above were also restated to conform with FASB 123 “Accounting for Stock Based Compensation” and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments, as a result a beneficial conversion discount was applied to convertible debenture transactions and compensation costs were recorded for the issuance of options and warrants in exchange for services during 2003 and 2004 which contributed to the restatement.

On May 8, 2004 the Company was in default in not registering those shares of Common stock pursuant to the terms and conditions of a registration Rights Agreement that formed part of the October 8, 2003 Stock Purchase Agreement. Failure to register those shares and underlying warrants pursuant to this agreement within six months of the closing date would result in liquidated damages to the investors of 12% of the purchase per annum payable per month. The annual penalty was $1,020,000 for $85,000 per month. At the present time the Company remains in default.

Item 2. Description Of Property

At December 31, 2004 the Company leased a 7,000 square feet of office space at 1597 N. Main St North Carton, Ohio. The space was leased for five years at a rate of $5,156 per month. The property is in good condition but the space was not sufficient to meet our needs at this time; furthermore, the lease ends 04/30/2005. The Company has moved into its new 12,395 square foot facility and held its grand opening April 7, 2005. The office is now located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this new office is $11,879 per month with a ten year lease term that includes an expansion option for additional space.

Item 3. Legal Proceedings

None

Item 4. Submission Of Matters To Vote Of Security Holders

None

Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

Hartville Group’s Common Stock trades on the NASDAQ’S OTC Bulletin Board under the symbol HTVL. The high and low closing bid information for our Common Stock during the year ended December 31, 2004 is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker.

Quarter Ended	High	Low
March 31, 2003	$0.71	$0.63
June 30, 2003	$1.01	$0.95
September 30, 2003	$1.65	$1.48
December 31, 2003	$5.18	$5.25
March 31, 2004	$4.35	$4.26
June 30, 2004	$6.60	$6.50
September 30, 2004	$3.55	$3.50
December 31, 2004	$1.75	$1.72

The quotations reflect inter-dealer price, without mark-up, mark-down or commission and may not represent actual transactions. As of December 31, 2004, there were approximately 2,091 shareholders of record of our common stock.

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

Recent Sales of Unregistered Securities

On February 14, 2003, Hartville Group issued 2,163,885 shares to employees that exercised their non-qualifying stock options wherein the Company recognized $480,000 in the value of services. These shares were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering. The transaction benefited from such an exemption based on the facts that the recipients had sufficient knowledge and experience in financial and business matters for them to be able to evaluate the merits and risks of an investment in the Hartville Group, that they had access to the type of information normally provided in a prospectus, and that the transaction was non-recurring and privately negotiated.

On October 8, 2003, Hartville Group issued 5,263,158 shares priced at $.95 along with 2,631,053 three year warrants priced at $1.90, which expire November 8, 2006, to accredited investors in exchange for $5,000,000. These shares and warrants were issued in a private transaction, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as a transaction by an Issuer not involving a public offering. The transaction benefited from such an exemption based on the facts that the recipients had sufficient knowledge and experience in financial and business matters for them to be able to evaluate the merits and risks of an investment in the Hartville Group, that they had access to the type of information normally provided in a prospectus, and that the transaction was non-recurring and privately negotiated.

On July 1, 2004 the Company issued to its public relations firm 500,000 warrants. The price on the warrants was set 250,000 at $5 and 250,000 at $6. In accordance with FASB 123 “Accounting for Stock Based Compensation” a compensation charge related to the fair value of these warrants resulted is a non recurring non-cash expense of $787,011.

On August 16, 2004 the Company raised $3,300,000 in a Secured Promissory Note. As part of the Company’s application to complete the insurance company acquisition, Hartville needed to demonstrate the financial capability to make a capital contribution to the target acquisition. This loan provided standby financing in the event the Company could not raise additional capital. The note was at 18% interest. The note was due October 18, 2004 and was paid in full October 20, 2004.

On August 31, 2004 Hartville Group entered into a security purchase agreement with an investment fund. The security purchase agreement was for convertible debt with a face value of $3,000,000. The debt was at 10% annual interest due monthly. The debt was convertible into common shares at maturity, on November 18, 2004, at a price per share of $1. The holder of the note could not convert to common shares until maturity and the Company could repay the debenture at any time before maturity thus avoiding conversion into shares. This convertible debt was re-paid in full on November 11, 2004 out of the Company’s issuance of convertible debentures discussed below. Attached to this convertible debenture were five-year warrants for 499,999 shares exercisable at a price of $4.25 per share. The exercise price of these warrants was re-set to $0.95 per share as a result of the November 26, 2004 Convertible Debenture transaction (see below). This re-pricing resulted in a beneficial discount on the warrants issued in connection with the August 31, 2004 Convertible Debenture. This beneficial discount has been reflected as a non recurring non-cash interest expense of $30,804 with the corresponding adjustment to paid-in capital.

On November 11, 2004, the Company completed and issued on November 26, 2004 $11,038,780 of two-year Convertible Debentures due November 11, 2006 together with five-year Warrants to purchase up to 4,906,124 shares of common stock.. This convertible debt carries a 7% annual coupon. The full amount of interest was prepaid. There was a 7% fee along with 237,495 five-year warrants priced at $.95 issued to the lead investment banker. A portion of the funds raised were used to pay in full the note due November 18, 2004. The conversion price in effect on any conversion date was set to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date with a floor of $0.95 per share (subject to adjustment). Due to failure by the Company to file its registration statement within the agreed time period this conversion price was re-set on February 17, 2005 to $0.95 per share with the stock registration period extended to June 30, 2005 and liquidated damages suspended until that date. The warrants were issued as exercisable at a price of $.95 per share, price that has not changed since their issue. The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Instruments”. Accordingly, additional paid-in capital of $1,032,980 and a non recurring non-cash discount of these Convertible Debentures of $1,032,980 were recorded due to the beneficial conversion feature. The non recurring non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. These non recurring non cash discounts will be amortized over the life of the Debenture as an expense using the effective interest method. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $11,038,780 which is due at November 11, 2006.

Hartville Group’s common stock is considered a “penny stock” as defined in certain rules (the “Rules”) under the Securities Exchange Act of 1934. In general, a security which is not quoted on NASDAQ or has a market price of less than $5 per share where the issuer does not have in excess of $2,000,000 in net tangible assets (none of which conditions we meet) is considered a penny stock. The SEC’s rules regarding penny stocks impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally persons with net worth in excess of $1,000,000 or an annual income exceeding $200,000 or $300,000 jointly with their spouse). For transactions covered by the Rules, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Thus the Rules affect the ability of broker-dealers to sell our shares should they wish to do so because of the adverse effect that the Rules have upon liquidity of penny stocks. Unless the transaction is exempt under the Rules, under the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, broker-dealers effecting customer transactions in penny stocks are required to provide their customers with (i) a risk disclosure document; (ii) disclosure of current bid and ask quotations if any; (iii) disclosure of the compensation of the broker-dealer and its sales personnel in the transaction; and (iv) monthly account statements showing the market value of each penny stock held in the customer’s account. As a result of the penny stock rules, the market liquidity for Hartville Group’s securities may be severely adversely affected by limiting the ability of broker-dealers to sell the Hartville Group’s securities and the ability of purchasers of the securities to resell them.

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

We are organized into three reportable segments: the holding company (Hartville Group, Inc.), and the old holding company (Hartville Equestrian, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Re formerly known as Hartville Insurance Company, LTD). Hartville Group currently generates revenue from (2) two sources. First, Petsmarketing Insurance.com Agency (Agency) receives 30% of the premiums on policies written as a commission. Second, Hartville Re can earn underwriting profit or (loss) on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Re. The premiums received by Hartville Re less claims paid equals underwriting profit.

Our income is comprised of two business segments; First, commission income on the sale of pet insurance policies; and second, underwriting profits generated from the insured policy risk retained by us. In the period ending December 31, 2004, our reinsurance company reported sharing on a quota share basis at a 40% ceded risk on business written through June 30, 2004. Therefore, 40% of the 70% net premiums, that is, gross premium less commissions of 30%, are reflected on our income statement as premium income. This amount is then adjusted to reflect all fees, claims, and administrative expenses to arrive at the overall net income. Since our ceded risk participation is only 40% the remaining 60% of the net premiums do not flow through our financial statements since this represents income for non-related third party reinsurers. On July 1, 2004 all pet insurance policies were canceled and re-written with our reinsurance company taking 100% of the underwriting risk. Then on August 15, 2004, new and renewal business was written with Hartville Re taking no underwriting risk.

Managing risk to secure an underwriting profit is the principal activity of an insurance company, i.e., spreading the risk. Achieving a favorable loss ratio to premium dollars, that is, actual paid claims including reasonable estimates on claims incurred but not yet reported (IBNR) to earned premium for the period best illustrates the profitability model of the insurance program. These ratios also provide management with insight on the rate adequacy of the premiums offered on the various pet insurance policies.

Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from operating cash flow and capital raised through the issuance of convertible debt. On October 20, 2003, the Company completed a five million dollar ($5,000,000) private placement of its securities. The Company used the proceeds of this transaction to retire a $3,000,000 note payable with the remainder to be used for working capital. With this new financing in place, management believes it can sustain operations and complete its business plans. On August 16, 2004 the Company raised $3,300,000 through Secured Convertible Promissory Notes. They are at 18% interest and were due October 18, 2004. This note was paid in full October 20, 2004. On November 26, 2004, the Company raised $11,038,780 using Convertible Debentures due November 11, 2006, which included Warrants. The convertible debt is for 2 years with a 7% coupon. The full amount of interest was prepaid. The conversion price in effect in any conversion date shall be equal to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date, provided, however, the Conversion Price shall never be equal to a price lower than $0.95 (subject to adjustment). This price was later amended on February 17, 2005 to a conversion price of $0.95. The warrants are five year warrants with the same amended conversion price. The Warrants expire in five years and are to purchase up to 4,906,124 shares of common stock at $.95 a share. The Company has an obligation, pursuant to registration rights agreement, to register for resale the shares underlying the Convertible Debentures and the Warrants by June 30, 2005 in order to avoid liquidated damages to investors. The funds raised were used to pay in full the note due November 19, 2004. There was a 7% fee along with 25,000 warrants per $1,000,000 raised that is due to the lead investment banker. Financial Statements of the Company as a result of raising capital through Convertible Debentures and warrants together with unregistered shares of stock issued for services created a potential beneficial discount to holders. The Company in accordance with FASB 123 “Accounting for Stock Based Compensation” and EITF 98-5 has recognized in its restated 2003 financial statements the non-cash non recurring expense of $554,861 and $1,859,911 for 2004 in connection with these instruments. The Company, as part of EITF 98-5, will recognize through 2006 using the effective interest method $11,038,780 in non-cash expenses in connection with the potential beneficial conversion discount on these Convertible Debentures.

The Company has sufficient operating cash for 2005. Outgoing cash flows for marketing initiatives will be offset with incoming cash flows from the recoverable costs of $2,303,333 through the Mutual Release with the Department of Insurance.

General:

Hartville Group currently generates revenue from two sources. First, commissions paid to our marketing and administrative agency—Petsmarketing Insurance.com Agency for marketing and administering the plan for insureds. At the present time, 30% of the premium represents the gross revenue for this division;

Second, Hartville Re earns underwriting profit on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Re. The premiums received by us less claims paid equals underwriting profit. The business risk ceded—assumed—by us has historically been approximately 20% of premiums written. Hartville reinsured business in 2002 under a Managing General Agency (MGA) agreement with Clarendon National Insurance Company. Hartville Re took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Re assumed 20% quota share of the underwriting risk. Clarendon National Insurance Company also assumed 20% with the remaining risk being ceded to other international reinsurers. Commencing April 2003, Hartville began writing pet insurance policies through State National Insurance Company. Hartville Re offered and executed reinsurance slips to continue assuming underwriting risk as previously, now at a 40% quota share. Hartville Re posted a $2 million Letter of Credit as requested by State National Insurance Company; however, State National Insurance Company never formalized this agreement. In July 2004 Hartville canceled and re-wrote its entire book of pet insurance policies, with Department of Insurance approval, on the insurance acquisition target, that is, the intended property and casualty insurance company to be acquired and formalized. Hartville Re assumed 100% quota share reinsurance of the underwriting risk initially and intended to reduce this post transfer of the pet insurance book to 70% with other willing reinsurers. The potential underwriting income or (loss) from the 2003 treaty (book of business transfer) was now transferred to Hartville Re from the target insurance acquisition and ceded to the 2004 account. On August 15, 2004, the Department of Insurance, at no fault of Hartville, withdrew the Company’s writing authority through the target acquisition. As a result, Hartville Re’s underwriting risk retention was not reduced to 70%, but was maintained at 100% in view that reinsurers would now not subscribe to the quota share agreement. The Company secured writing authority from another carrier on August 25, 2004 and all new and renewal business going forward was written with this international recognized insurer who retained 100% of the underwriting risk. This underwriting agreement has been amended effective January 1, 2005 with Hartville Re retaining 50% quota share of the underwriting risk going forward. There are no related party transactions as they relate with these reinsurance and MGA agreements.

Our primary business line is pet health insurance. We are located in Canton, Ohio. This location was chosen as a result of a favorable insurance regulation—little to no retaliatory barriers to entry in selling its pet insurance policy in all other states, and cost of living. Since this product requires an efficient back office administrative center, cost of living plays an important role in the selection process of a company location. The Akron Canton Ohio area is also home to other successful full service—back office insurance centers—such as Progressive Insurance and Nationwide.

Management believes that there are strong indications that the pet insurance market is shifting onto a more dynamic track and a preponderance of positive factors appear to support the projection of potential gains in the years ahead for pet insurance providers. For example: a) sharply rising veterinary costs are driving pet owners into the arms of pet insurance providers; b) stimulating all pet-related markets is an ongoing psychographic trend sometimes referred to as the humanization of pets, whereby pets are increasingly being treated as full-fledged members of the family; c) Accordingly to the Pet Food Institute’s 2002 Pet Incidence Trend Report, both the cat and dog populations have experienced steady growth during the past two decades; d) due to better veterinary care, expanded treatments options, and pet owners’ willingness to spend ever-larger amounts to keep their pets healthy, more and more pets are living to a ripe old age; e) direct-to-consumer marketing will be the primary pet insurance market driver in the years ahead; and f) albeit indirectly, pet insurance marketers stand to benefit enormously from the entry of large consumer packaged goods (CPG) companies into the field of pet products and services, a trend that is already well underway.

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

Our fiscal year end is December 31.

Results of Operations

The Company changed its accounting practice with respect to the capitalization of Policy Acquisition Costs and the period over which the deferred costs are amortized. Under its new policy, capitalized costs will be amortized over a three-year minimum expected policy life. The Company previously amortized these costs over a five-year policy life. As a result, previously issued financial statements have been restated to conform to the Company’s current policy. The financial statements have also been restated to reflect the impact of compensation costs incurred related to stock and warrants issued for services.

Premiums on in-force policies for the twelve-month period ending December 31, 2004 were $5,993,343. This resulted in gross revenue of $5,663,057, as compared to the twelve months ended December 31, 2003, which had a premium on in-force policies of $8,241,408 resulting in gross revenue of $4,811,850. The difference being in 2003 risk retention moved from 20% to 40% wherein 2004 risk retention was a constant 40% increasing for a short duration to 100% in July 2004. The reducing premium on in-force policies at December 31, 2004 was the result of discontinuing a marketing campaign with PetPartners who had the marketing arrangement with the American Kennel Club. Loss experience and administrative costs were above acceptable levels on this program; therefore, the Company discontinued its relationship. Although sales continue on new pet insurance policies the runoff of existing customers through the PetPartner/AKC relationship was at a greater rate than new business growth. This runoff ended on March 2005; thus annualized premium on in-force policies will be on the increase in 2005.

Loss (claims) ratio for the period—treaty April 2003 to June 2004 specific—was 54%. The loss ratio for prior periods including loss adjustment expenses was 43% for 2003 and 50% for 2002.

Casualty Actuarial Services Phil Heckman of Heckman Actuarial Consultants, LTD conducted an actuarial study of the overall experience of Petshealth Care Plan from their inception in January 1998 through April 2002 and has provided annual updates. The review also analyzes the overall rate adequacy of the new rates being used currently by the insurance company. The aggregate pure loss ratio was 55.7% and was relatively stable month to month with some upward trending over time. The new rates to be introduced in 2005 will reflect an overall 15% rate increase and are projected to achieve a 50% loss ratio in the 2005 period. This leaves 30% to cover acquisition administration and profit while delivering a gross underwriting margin of 20%.

Operating expenses were $10,949,763 for the twelve-month period ended December 31, 2004 compared to operating expenses of $4,181,801 for the twelve months ended December 31, 2003. The increase in operating expenses is principally due to losses and expenses from an increase in volume of premium sales. The increased general and administrative expenses are due to an increase in volume of premium sales. Operating expenses is a ratio of revenues, thereby increasing revenues would bring down this ratio. Revenues as indicated come from Agency commissions and risk retention that both stem from insurance premiums. The Agency had a reduction in the number of in-force policies thereby reducing premiums. This reduction in premium reduced potential underwriting income (loss) at the reinsurance subsidiary “Hartville Re”. These factors together with the temporary placement of pet insurance policies with an underwriter who assumed 100% of the risk; the change in accounting practice with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized; termination of acquisition of the insurance company acquisition; liquidation penalties for not registering shares in accordance with agreements; and legal and brokerage fees associated with several capital raises increased the Company’s expense ratio. A good portion of these expenses are one time charges and should not be reoccurring. The change in accounting treatment of policy acquisition contributed to 50% of agency’s segmented loss or $1.5 million loss. The parent company (Hartville Group) had one time fees of investment banking costs on capital raised; non-recoverable costs of the terminated insurance acquisition; penalties associated with not registering shares pursuant to stock purchase and in accordance with FASB 123 “Accounting for Stock Based Compensation” a compensation charge applied to the issuance of options, warrants and shares in exchange for services, and in accordance with EITF 00-27, a beneficial conversion change related to convertible debenture transactions in 2004 which contributed to this net loss. These beneficial discounts were reflected as a non recurring non-cash interest expense and totaled $1,859,911. The identified parent company expenses represented 82% of the holding company’s overall net loss.

Operating income (loss) for the twelve-month period ending December 31, 2004 was $(7,101,457) as compared to the twelve-month period ending December 31, 2003 of $75,188. Operating loss from insurance operations is attributed to an increased operating expense ratio as explained above and reduced income.

Other income decreased from $95,559 for the year ended December 31, 2003 to $67,260 for the year ended December 31, 2004. Other income is interest income on cash accounts.

Other expense increased from $0 for the year ended December 31, 2003 to $1,009,910 for the year ended December 31, 2004. Other expenses are expenses associated with the operations of the parent company for interest penalties on failure to register shares of stock and warrants pursuant to the October 8, 2003 Stock Purchase Agreement and financing costs on all convertible debenture transactions.

The net income (loss) for the twelve months ended December 31, 2004 was $(8,044,107) or $(0.57) per share. This compares to a net income of $120,747 or $.02 per share for the year ended December 31, 2003. The net loss is comprised of: First, the reinsurance segment (Hartville Re) reduction in ceded premium due to policy runoff—2003 premium was $8mm to $6mm in 2004—from a discontinued marketing campaign with PetPartners / American Kennel Club; reducing risk retention as a result of placing business with a carrier that retained 100% of the underwriting risk; and increased operating expense as a result of the short duration of risk retention at 100%, i.e., reinsurer unable to recapture earned premium in relation to claim occurrence. Second, agency segment (Petsmarketing) change in accounting practice with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized; reduction in commission income do to premium runoff as noted in the reinsurance segment; and increased operating expenses through expansion of staff. Third, holding company segment (Hartville) legal and brokerage fees associated with capital funding transactions, i.e. the various debt transactions in 2004; interest penalties on failure to register shares pursuant to the agreements; and non-recoverable costs associated with the termination of the insurance company acquisition. Net income was affected by a number of one time costs as discussed above in the Operating Expense segment. The Company in 2003 reported a net income which takes into account the change in accounting practice with policy acquisition costs. The terminated insurance acquisition together with the Company failing to register shares timely, which is due in part to the pending acquisition, impacted the Company’s overall business model. The business model which calls for a self sufficient pet insurance delivery and risk retention operation can deliver profitable and measurable returns to investors as demonstrated in 2003.

In the next 12 operating months, we intend to refocus and grow the pet health insurance business and establish a U.S. Property and Casualty insurance company in order to eliminate our dependency on a fronting—underwriting—insurance company.

New Accounting Standards

In December 2004, FASB issued a revision of Statement No. 123. Statement No. 123(R), Share-Based Payment, is broader in scope than the original statement, which was more narrowly focused on stock-based compensation, and makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard becomes effective for interim periods beginning after June 30, 2005 and may be applied prospectively to stock options granted after the effective date and any unvested stock options at that date.

Although the Company’s management has not completed its analysis of the revised standard, the effect of the revised standard’s implementation will be recognition of compensation expense associated with stock options. Previously, the Company has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

Item 7. Financial Statements And Supplementary Data

Our financial statements and supplementary data are attached hereto.

Item 8. Changes in and Disagreements With Accountants On Accounting And Financial Disclosure.

On January 18, 2005, the Registrant declined to renew the engagement of Pollard-Kelley Auditing Services, Inc. as the independent accountant engaged to audit the financial statements of the Registrant and engaged BDO Seidman, LLP as its new independent registered public accounting firm for fiscal year ending December 31, 2004.

Pollard-Kelley Auditing Services, Inc. performed the audit of the Registrant’s financial statements for year ending December 31, 2003. During this period and the subsequent interim period prior to the Registrant declining to renew their engagement, there were no disagreements with Pollard-Kelley Auditing Services, Inc. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to Pollard-Kelley Auditing Services, Inc.’s satisfaction would have caused Pollard-Kelley Auditing Services, Inc. to make reference to this subject matter of the disagreements in connection with Pollard-Kelley Auditing Services, Inc.’s report, nor were there any “reportable events” as such term is defined in Item 304(a)(3) of Regulation S-B, promulgated under the Securities Exchange Act of 1934, as amended.

The Registrant determined that a new independent certified public accountant would be in the best interests of the shareholders of the Registrant. The decision to not to renew the engagement with Pollard-Kelley Auditing Services, Inc. was approved by the Registrant’s Board of Directors and Audit Committee.

The audit reports of Pollard-Kelley Auditing Services, Inc. for the Registrant’s year ending on December 31, 2003 did not contain an adverse opinion, or a disclaimer of opinion, or qualification or modification as to uncertainty, audit scope, or accounting principles, other than the uncertainty that the Registrant might not be able to operate as a going concern.

It was the decision of the Company to change its accounting practice with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized. Under its new policy, capitalized costs will be amortized over a three-year minimum expected policy life. The Company previously amortized these costs over a five-year policy life. As a result, previously issued financial statements have been restated to conform to the Company’s current policy. The December 31, 2003 financial statement has been restated in this Form 10-KSB. The Company has also restated its March 31, 2004, June 30, 2004, and September 30, 2004 financials, by filing Form 10-QSB/A as a result of terminating the acquisition of the insurance company. The financial statements have also been restated to reflect the impact of compensation costs incurred related to stock and warrants issued for services.

Item 8a.Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. As of December 31, 2004, an evaluation was carried out, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2004. The Company has not completed its evaluation of the effectiveness of its internal control over financial reporting as of the end of its most recent fiscal year. As permitted by the SEC’s final rule dated March 2, 2005 (Release No. 33-8545), the Company expects to complete its evaluation of the effectiveness of its internal control over financial reporting on or before December 31, 2006, and will include the results of such evaluation in management’s annual report on internal control over financial reporting to be included in its Annual Report on Form 10-KSB as of December 31, 2006. In addition, the Company anticipates that its independent registered public accounting firm will complete and provide to the Company such firm’s attestation report on management’s assessment of the Company’s internal control over financial reporting on December 31, 2006, and the Company will also include such attestation report to its Annual Report on Form 10-KSB.

Management have concluded that the Company’s controls over accounting disclosures and related procedures were not effective as of December 31, 2004. The Company has already instituted, and will continue to implement, corrective actions with respect to the material weaknesses as described below in further detail. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated the material weaknesses and other deficiencies with respect to the preparation of this Annual Report on Form 10-KSB such that the information required to be disclosed in this Form 10-KSB has been recorded, processed, summarized and reported correctly.

Internal Control over Financial Reporting

As described elsewhere in this Form 10-KSB and in our press release dated March 18, 2005 during the first quarter of 2005 in conjunction with our financial statement closing procedures, we amended our policy for the accounting of deferred policy acquisition costs. As a result of this change in policy, we determined that certain prior period financial statements required restatement. As a result, this Form 10-KSB includes restated consolidated financial statements as of and for the fiscal year ended December 31, 2003. In addition the Form 10-QSBs for the quarterly periods ended March 31, June 30 and September 30, 2004, including the corresponding periods in 2003 have been restated. The financial statements have also been restated to reflect the impact of compensation costs incurred related to stock and warrants issued for services.

In connection with our restatement, we identified and reported to our audit committee the following areas for improvement in our internal control over financial reporting. These matters constitute “material weaknesses” as defined under stands established by the Public Company Accounting Oversight Board or “PCAOB”.

•	Inadequate technical accounting expertise within the accounting department. There was not adequate technical accounting expertise within our accounting department. The personnel resources and technical accounting expertise in the accounting department were not sufficient to adequately resolve complex accounting processes, such as the disclosures required under US GAAP for insurance companies.

•	Inadequate quarterly and year-end financial statement close and review process. For each quarterly and fiscal year-end period, a financial statement close and review process occurs. Our staffing for the quarterly and year-end financial statement close process was not sufficient.

•	The policy for the determination and identification of the types of costs that should be capitalized in accordance with U.S. GAAP was inadequate, which affected our fixed asset and deferred policy acquisition costs accounts. We lacked enough personnel with sufficient expertise in the insurance accounting rules under U.S. GAAP.

Remediation Activities

Hartville Group, Inc. places the highest priority on addressing these matters. Under the direction of our senior management and the participation and oversight of our audit committee, we have and continue to implement significant changes in the infrastructure of our accounting department personnel and related processes over financial reporting. Our recruiting efforts will involve the hiring more senior staff and contracting with specialist firms who have sufficient expertise in financial controls and insurance-related accounting rules in accordance with US GAAP. In addition, we are implementing an enhanced quarterly and annual financial review close process to include additional analysis and support for the financial accounts as well as to ensure that all appropriate disclosures are made in accordance with US GAAP and the rules and regulations of the SEC and PCAOB.

PART III

Items 9, 10, 11, 12 and 14

Part III (Items 9 through 12 and Item 14) is omitted since we expect to file with the U.S. Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2004, a definitive proxy statement pursuant to Regulation 14A under the Securities and Exchange Act of 1934 that involves the election of directors. If for any reason such statement is not filed within such period, this annual report will be appropriately amended.

Item 13. Exhibits List and Reports On Form 8-K

Index to Exhibits

Exhibit No.	Identification of Exhibit
3.1(1)	Amended and restated Articles of Incorporation

3.2(1)	By-Laws of Venturelist.com

3.3(2)	Certificate of Amendment to Articles of Incorporation.

4.1(1)	Form of Specimen of common stock

10.1(3)	Stock Purchase Agreement with Whiskers, Inc.

10.2(3)	Promissory Note with Samir Financial II, L.L.C.

10.3(3)	Loan and Security Agreement with Samir Financial II, L.L.C.

10.4(3)	Hartville Group, Inc. Common Stock Warrant

10.5(4)	Stock Purchase Agreement between Hartville Group, Inc. and certain investors.

10.6(4)	Common Stock Purchase Warrant between Hartville Group, Inc. and certain investors.

10.6(5)	Securities Purchase Agreement related to debentures and Warrants

10.6(6)	Securities Purchase Agreement, Form of Amendment to Securities Purchase Agreement and Form of Securities Purchase Agreement

14.(7)	Code of Ethics

23.1(*)	Consent of Independent Auditors

31.1(*)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1(*)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2(*)	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herein.

(1)	Filed as an Exhibit to Hartville Group’s registration statement on Form SB-2 (File No. 333-48544) and herein Incorporated by reference.

(2)	Filed as an Exhibit to Hartville Group’s Form 8-K filed on September 16, 2002.

(3)	Filed as an Exhibit to Hartville Group’s Form 10-KSB/A, filed on January 9, 2004.

(4)	Filed as an Exhibit to Hartville Group’s Form 8-K filed on November 10, 2003.

(5)	Filed as an Exhibit to the Registrant’s Form 8-K file don September 8, 2004.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K filed on November 26, 2004.

(7)	Filed as an Exhibit to Hartville Group’s Form 10-KSB, filed on April 13, 2004.

Reports on Form 8-K

1.	On January 28, 2004, Hartville Group, Inc. announced On January 28, 2004, Hartville Group, Inc. announced that it has executed a Letter Option Agreement to purchase a property and casualty insurance company.

2.	On February 18, 2004, the Company announced record financial results for the fourth quarter ended December 31, 2003.

3.	On February 23, 2004, the Company announced that it had appointed two new directors to its Board of Directors, Nick Leighton and Alan Kaufman, MD.

4.	On June 21, 2004, Hartville Group, Inc. announced that it has renewed its direct marketing contract with Catalina Marketing Corporation

5.	On September 8, 2004, Hartville Group, Inc. completed an agreement with certain purchasers for the issuance and sale by Hartville Group, Inc. of $3,000,000 principal amount of Debentures and Warrants to purchase shares of the Company’s Common Stock.

6.	On November 4, 2004, the Company announced that it had reached an agreement which allows the Company to market its new pet health insurance brand, Healthy Bark & Purr, to PetMed Express customers. Founded in 1996, PetMed Express, Inc..

7.	On November 26, 2004, Hartville Group, Inc. completed an agreement with certain purchasers for the issuance and sale by Hartville Group, Inc. of $11,038,780 principal amount of Convertible Debentures and Warrants to purchase shares of the Company’s Common Stock.

8.	On December 6, 2004, the Company appointed two new directors to its Board of Directors, Michael A. Amsalem and Dennis C. Rushovich.

9.	On January 18, 2005 the Company engaged BDO Seidman LLP as its new independent registered public accounting firm.

10.	On March 18, 2005 the Company announced the termination of acquisition of insurance company and restatement of financial results.

SIGNATURES

     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned. Thereunto duly

Dated: April 22, 2005

Hartville Group, Inc. Registrant

By:	/s/ W. Russell Smith III W. Russell Smith III President (Principal Executive Officer and Principal Accounting Officer)

In accordance with the Exchange Act. This report has be signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ W. Russell Smith III	Dated April 22, 2005

W. Russell Smith III
President and Director

/s/ Nicholas J. Leighton	Dated April 22, 2005

Nicholas J . Leighton
Director / Audit Committee Chairman

/s/ Tomas A. Neuzil	Dated April 22, 2005

Tomas A. Neuzil
Secretary and Director

/s/ Roger A. Kimmel, Jr	Dated April 22, 2005

Roger A. Kimmel, Jr
Director

/s/ Michel Amsalem	Dated April 22, 2005

Michel Amsalem
Director

/s/ Dennis C. Rushovich	Dated April 22, 2005

Dennis C. Rushovich
Director

Report of Registered Independent Public Accounting Firm

Board of Directors and Stockholders
Hartville Group, Inc.

We have audited the accompanying consolidated balance sheet of Hartville Group, Inc. and subsidiaries (the Company) as of December 31, 2004, and the related consolidated statements of income (loss), changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Hartville Group, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BDO SEIDMAN, LLP
Grand Rapids, Michigan
April 20, 2005

Independent Auditors Report Continued

Hartville Group, Inc. and Subsidiaries
Canton, Ohio

We have audited the consolidated Balance Sheet of Hartville Group, Inc. and Subsidiaries as of December 31, 2003 and the related Consolidated Statements of Income, Consolidated Changes in Stockholders’ Equity, and Consolidated Statement of Cash Flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on those financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the financial statements referenced above present fairly, in all material respects, the financial position of Hartville Group, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

As described in Note 8, the consolidated financial statements as of December 31, 2003, and for the year then ended have been restated.

Pollard-Kelley Auditing Services, Inc.

/S/ Pollard Kelley Auditing Services, Inc.

Fairlawn, Ohio
January 29, 2004, except for Note 8 which is as of April 1, 2005.

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
		(as restated)

ASSETS
Current Assets
Cash and cash equivalents	$6,104,053	$7,653,463
Commissions receivable	159,130	687,377
Other receivables	2,368,071	154,284
Prepaid taxes	600,000	—
Deferred tax asset	—	300,000
Prepaid expenses	2,860,850	69,588

Total Current Assets	12,092,104	8,864,712

Fixed Assets
Property and equipment — net	2,180,919	264,417
Deferred policy acquisition costs — net	578,329	—

	2,759,248	264,417

Other Assets
Licensing fees, less accumulated amortization of $42,473 and $32,886	12,016	21,603
Other non-current assets	76,263	831,420

	88,279	853,023

Total Assets	$14,939,631	$9,982,152

See accompanying notes to financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
		(as restated)

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable	$779,117	$8,456
Reserve for losses	176,998	301,847
Accrued expenses	13,308	172,877
Premium deposits	—	766,094
Unearned commissions	19,284	—
Accrued taxes	—	389,839
Current portion of long-term debt	6,000	5,821

Total Current Liabilities	994,707	1,644,934

Long-Term Debt (offset by discount of $1,032,980 on convertible securities in 2004)	10,025,503	25,703

Total Liabilities	11,020,210	1,670,637

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 14,576,296 and 12,096,909 issued and outstanding at December 31, 2004 and 2003	14,576	12,097
Additional paid in capital (including $1,032,980 of beneficial conversion and warrants associated with convertible securities at December 31, 2004)	12,656,372	9,006,838
Retained earnings (deficit)	(8,751,527)	(707,420)

	3,919,421	8,311,515

Total Liabilities and Stockholders’ Equity	$14,939,631	$9,982,152

See accompanying notes to financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Income
For the Years Ended December 31, 2004 and 2003

	2004	2003
		(as restated)

Commissions	$1,930,645	$1,952,452
Premiums	3,732,412	2,859,398

	5,663,057	4,811,850

Losses and expenses	2,599,606	1,588,185
Ceded costs	933,140	737,878
General and administrative	9,231,768	2,410,599

	12,764,514	4,696,823

Operating Income (loss)	(7,101,457)	75,188

Other income	67,260	95,559

Other expense	(1,009,910)	—

Income (loss) before taxes	(8,044,107)	170,747
Provision for taxes	—	50,000

NET INCOME (LOSS)	$(8,044,107)	$120,747

Basic net income (loss) per common share	($0.57)	$0.02
Diluted net income (loss) per common share	($0.57)	$0.02

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2004 and 2003

	2004	2003
		(as restated)

Cash Flows From/For Operating Activities
Net Income (loss)	$(8,044,107)	$120,747
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities
Depreciation	536,627	56,566
Amortization	45,242	9,357
Stock for services expenses (non-cash)	1,859,911	607,961
(Increase) decrease in commissions receivable	528,247	(581,719)
(Increase) decrease in other receivables	(2,213,787)	14,489
(Increase) decrease in prepaid taxes	(600,000)	—
(Increase) decrease in deferred tax asset	300,000	(300,000)
(Increase) decrease in prepaid expenses	(2,575,914)	(18,230)
(Increase) decrease in licensing fees	—	(4,490)
Increase (decrease) in accounts payable	770,661	231,881
Increase (decrease) in accrued expenses	(159,569)	111,348
Increase (decrease) in premium deposits	(766,094)	375,578
Increase (decrease) in unearned commissions	19,284	—
(Decrease) increase in Reserve for Losses	(124,849)	—
(Decrease) in due to fronting carrier	—	(46,630)
(Decrease) increase in Accrued taxes	(389,839)	389,839

Net Cash Provided by /(Used for) Operating Activities	(10,814,187)	966,697

Cash Flows For Investing Activities
Increase in deferred policy acquisition costs	(613,984)	—
Increase in property and equipment	(1,404,198)	(187,737)
Increase in other non-current assets	—	(545,463)

Net Cash Used for Investing Activities	(2,018,182)	(733,200)

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows (continued)
For the Years Ended December 31, 2004 and 2003

		2003
	2004	(as restated)

Cash Flows from Financing Activities
Decrease in stock purchase receivable	—	50,000
Proceeds from notes payable	14,038,780	3,033,056
Payments on notes payable	(3,005,821)	(3,020,551)
Sale of common stock	250,000	6,755,654

Net Cash Provided from Financing Activities	11,282,959	6,818,159

Net Increase (Decrease) in Cash and Cash Equivalents	(1,549,410)	7,051,656

Cash and Cash Equivalents – Beginning	7,653,463	601,807

Cash and Cash Equivalents – Ending	$6,104,053	$7,653,463

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2004 and 2003

			Additional		Stock	Total
	Common	Stock	Paid in	Retained	Purchase	Stockholders'
	Shares	Amount	Capital	Earnings	Receivable	Equity
Balance December 31, 2002, as previously reported	3,026,870	$3,027	$1,652,293	$(408,505)	$(50,000)	$1,196,815
Prior Period Adjustment (Note 12)	—	—	—	(419,662)	—	(419,662)
Balance December 31, 2002, as restated	3,026,870	3,027	1,652,293	(828,167)	(50,000)	777,153
Sale of shares	7,794,177	7,794	6,747,860	—	—	6,755,654
Stock issued for services	1,275,862	1,276	594,524	—	—	595,800
Warrants issued for services			12,161			12,161
Receipt of stock receivable	—	—	—	—	50,000	50,000
Net income (as restated)	—	—	—	120,747	—	120,747

Balance December 31, 2003, as restated	12,096,909	12,097	9,006,838	(707,420)	—	8,311,515
Sale of shares	1,794,078	1,794	248,206	—	—	250,000
Beneficial conversion and repricing impact on convertible debt			1,063,784			1,063,784
Warrants issued for services			1,081,203			1,081,203
Stock issued for cashless warrant	85,309	85	(85)	—	—	—
Shares issued for services	600,000	600	1,256,426	—	—	1,257,026
Net income	—	—	—	(8,044,107)	—	(8,044,107)

Balance December 31, 2004	14,576,296	$14,576	$12,656,372	$(8,751,527)	$—	$3,919,421

See accompanying notes to financial statements

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

Hartville Group, Inc., (the “Company”) is a provider of dog and cat insurance policies in the United States. The Company, through its wholly owned subsidiaries, Petsmarketing Insurance.com Agency, Inc., and Hartville Re Ltd., formerly known as Hartville Insurance Company Ltd., offers accident, illness and wellness care pet insurance policies to owners of dogs and cats in the United States.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company transactions and balances are eliminated on consolidation.

Development Stage Company

Until October 1, 2003 Hartville Group, Inc. and Subsidiaries (the Company) were development stage companies as defined under Statements of Financial Accounting Standards No. 7. Hartville Group, Inc. was incorporated in the state of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio, which sells sickness and accident policies for domestic household pets, for Hartville Group, Inc. and for Hartville Re, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the laws of the Cayman Islands.

On February 1, 2002 Petsmarketing, Inc. transferred its entire interest in Petsmarketing Insurance.Com Agency, Inc. to Hartville Group, Inc. (A Nevada Corporation) in exchange for 1,500,000 shares of Hartville Group. Also at the same time Petsmarketing, Inc. transferred its entire interest in Hartville Re (A Cayman Island Corporation) to Hartville Group Inc. in exchange for 500,000 shares of Hartville Group. When the transfer was complete Petsmarketing, Inc. owned 2,000,000 of the 2,001,000 shares outstanding of Hartville Group, Inc., thereby making Hartville Group, Inc. a subsidiary of Petsmarketing, Inc. Since there was no significant change in ownership, the transaction was accounted for as similar to a pooling of interests with all assets and liabilities recorded at historical values.

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

On October 17, 2003 the Company completed a $5,000,000 private placement of its common stock. As part of this transaction the majority stockholder of the Company returned 900,000 shares of its holdings in satisfaction of $1,921,500 of amounts due the Company. The price received by the majority shareholder was based on the quoted market price of the stock. These shares were included in the 5,263,000 shares sold in the private placement. The Company used the proceeds of this transaction to retire the $3,000,000 note payable. The agreement sold each share at $0.95 each and gave the purchaser a warrant for every two shares of stock held to purchase an additional share of the Company’s stock for $1.90 per share. The warrants expire in three years.

The Company is required to register the common shares thus sold within six months of the transaction. If the Company fails to register the shares within the six-month period it is to pay liquidating damages to the investors of 12% per annum of the purchase price. The Company is currently subject to this requirement.

The Company, when originally organized, was to include both an insurance agency and a reinsurance company, which would take an 80% to 90% quota share participation in the pet health insurance thereby increasing the portion of risk and profits retained by the Company. On October 1, 2003 this goal was basically accomplished; therefore, the Company exited the development stage.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

For 2003, Hartville Insurance Company LTD has taken a 40% quota share (compared to a 20% per quota share in 2002) participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by a nationally licensed insurance company. The remaining 60% of risk (80% in 2002) was ceded to re-insurers. On July 1, 2004 the Company changed fronting carriers and used the insurance acquisition target as a fronting carrier, therefore the Company was able to increase its risk retention for the balance of 2004. On September 1, 2004 the Company discontinued use of its target insurance company acquisition as its fronting carrier and began using a internationally recognized carrier and in doing so did not retain any risk on new and renewal business until January 1, 2005 and thereby decreased its re-insurance profits for the year. The policies have been issued on a “claims made” basis with maximum policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian’s fees and $5,000 per animal for injury or illness per claim.

Revenue Recognition Policies

Revenue from commissions is derived from the sale of dog and cat insurance policies, for which premiums are billed principally on a monthly basis. Commissions are recognized as revenue on the effective dates of the related monthly insurance premiums. The Company earns commission revenue through the sales of policies through its subsidiary Petsmarketing Insurance.com Agency.

The Company records premium revenues based on policies written during the year through its subsidiary Hartville Re, with premiums earned over the policy period.

The Company has in place Managing General Agency agreements (the “MGA Agreements”) with third party insurance carriers. Pursuant to the MGA Agreements, the Company is responsible for certain product development, marketing and sales, underwriting and claims handling activities. The insurance carriers, including reinsurance carriers of the Company are responsible for the risk associated with the insurance policies. In the United States, Petsmarketing Insurance.com Agency has obtained agency licensing for direct sale of pet insurance in 50 states.

Commissions receivable, represent commissions due the company from the fronting insurance company for premiums received during the previous month. Premium deposits are recorded as cash at year-end with the recording of a corresponding liability to the reinsurance carriers. Ceded costs represent the proportional losses paid on policies under the reinsurance agreements. Hartville Re is a reinsurance company. It receives its income on a net basis. That is, the Company’s revenue is net of claims paid and expenses. However, for accounting purposes this amount is grossed up to show gross premium revenues and expenses of claims paid and loss allowances.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.

Trust Funds

Under the terms of the MGA Agreements with its insurance carriers, Petsmarketing Insurance.com Agency collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes.

Income Taxes

The Company provides for income taxes under the asset and liability method. Under the asset and liability method, future tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Future tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on future tax assets and liabilities of a change in tax rates is recognized in income in the year that includes the enactment or substantive enacted date.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Deferred Policy Acquisition Costs

The Company has changed its accounting practice with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized. Under its new practice, the policy acquisition costs include only direct response advertising costs and the compensation costs attributable to the Company’s call-in department, which is responsible for handling new and renewal policy requests. The capitalized costs are amortized over a three-year minimum expected life of the policy period, subject to an assessment of the recoverability of the costs from future revenues from acquired policies, net of related expenses. The Company’s previous policy for capitalization of certain costs, in addition to those which continue to be capitalized under the new policy provided for a five-year amortization. As a result, the financial statements for the year ended December 31, 2003 have been restated to conform to the Company’s current practice. See Note 12 for the impact of the restatement.

Property and Equipment

Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to seven years, using the straight-lined method.

Effective July 1, 2004, the Company began amortizing $1,402,376 in software development costs for internal use software over 3 years on a straight-line basis. The software is called PUPPS © a proprietary software, which will provide a common data base for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary.

Net Income (Loss) per Share

Basic income (loss) per share is computed by dividing net earnings (losses) by the weighted averages shares outstanding during the reporting period. Diluted loss per share is computed similar to basic income (loss) per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.

The computations of basic and diluted net income (loss) per share were as follows:

	2004	2003
Net Income (loss)	$(8,044,107)	$120,747

Weighted average common shares outstanding	14,016,975	4,886,616
Dilutive effect of outstanding warrants and options	0	—
Diluted common shares	14,016,975	4,886,616

Basic net income (loss) per common share	$(0.57)	$0.02
Diluted net income (loss) per common share	(0.57)	0.02

No outstanding warrants or options were considered dilutive in 2004 because the Company had a net loss.

Reserve for Claims

Reserve for claims are based upon the accumulation of cost and expenses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims and expenses that have occurred but have not yet been reported. Such estimates are based on many variables including historical and statistical information and other factors. The Company’s management utilizes an independently prepared actuarial report for its determination of reserves and believes that the estimate of the reserve for claims is reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are continually reviewed and, as adjustments to these liabilities become necessary, such

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Use of Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Stock Option Accounting

The Company utilizes the “intrinsic value method” under Accounting Principles Board Opinion No. 25 (“APB No. 25”) and related interpretations in accounting for stock options issued to employees, officers and directors under the Company’s equity compensation plans. FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” as amended requires the “fair value method” for recognition of cost on equity compensation plans similar to those used by the Company, however SFAS 123 is optional. The pro forma disclosures as if we had adopted the cost recognition requirements of SFAS 123 in 2004 are immaterial.

Concentration of Credit Risks

During 2004 and at December 31, the Company had deposits in banks in excess of the FDIC insurance limit.

New Accounting Standards

In December 2004, FASB issued a revision of Statement No. 123. Statement No. 123(R), Share-Based Payment, is broader in scope than the original statement, which was more narrowly focused on stock-based compensation, and makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard becomes effective for fiscal years beginning after December 15, 2005 and may be applied prospectively to stock options granted after the effective date and any unvested stock options at that date.

Although the Company’s management has not completed its analysis of the revised standard, the effect of the revised standard’s implementation will be recognition of compensation expense associated with stock options. Previously, the Company has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied.

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations and various regulatory agencies. Because of the tentative and preliminary nature of these proposed standards, management has not determined whether implementation of such proposed standards would be material to the Company’s consolidated financial statements.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

NOTE 2 – FIXED ASSETS

Property and equipment are summarized by major classifications as follows:

	December 31,	December 31,
		2003
	2004	(as restated)
Furniture and fixtures	$72,841	$51,784
Equipment	377,999	222,996
Software	2,277,678	107,129
Leasehold Improvements	47,781	44,520

	2,776,299	426,429
Less: accumulated depreciation	(595,380)	(162,012)

	$2,180,919	$264,417

NOTE 3 – DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are summarized as follows:

	December 31,	December 31,
		2003
	2004	(as restated)
Balance at January 1	$-	$-
Acquisition costs incurred	1,988,306	605,598
Amortization of acquisition costs	(1,409,977)	(605,598)

Balance at December 31	$578,329	$0

NOTE 4 – RESERVE FOR CLAIMS

Activity in the reserve for claims is summarized as follows for the years ended December 31, 2004 and 2003:

	December 31,	December 31,
		2003
	2004	(as restated)
Net balance, beginning of year	$301,847	$15,000
Incurred losses related to:
Current year	1,661,735	903,535
Prior year	937,871	684,650

Total incurred	2,599,606	1,588,185
Paid losses related to:
Current year	(1,475,244)	(873,535)
Prior year	(1,249,211)	(427,803)

Total paid	(2,724,455)	(1,301,338)

Net balance, end of year	$176,998	$301,847

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

NOTE 4 – RESERVE FOR CLAIMS (continued)

Reserve for Claims is Represented by:

	December 31, 2004	December 31, 2003
Reserve for reported claims	7,173	301,847
Reserve for losses incurred but not reported	169,825	—

	$176,998	$301,847

NOTE 5 – DEBT

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

On August 16, 2004 the Company raised $3,300,000 in a Secured Promissory Note. As part of the Company’s application to complete the insurance company acquisition, Hartville needed to demonstrate the financial capability to make a capital contribution to the target acquisition. This loan provided standby financing in the event the Company could not raise additional capital. The note was at 18% interest. The note was due October 18, 2004 and was paid in full October 20, 2004.

On August 31, 2004 Hartville Group entered into a security purchase agreement with an investment fund. The security purchase agreement was for convertible debt with a face value of $3,000,000. The debt was at 10% annual interest due monthly. The debt was convertible into common shares at maturity, on November 18, 2004, at a price per share of $1. The holder of the note could not convert to common shares until maturity and the Company could repay the debenture at any time before maturity thus avoiding conversion into shares. This convertible debt was re-paid in full on November 11, 2004 out of the Company’s issuance of convertible debentures discussed below. Attached to this convertible debenture were five-year warrants for 499,999 shares exercisable at a price of $4.25 per share. The exercise price of these warrants was re-set to $0.95 per share as a result of the November 26, 2004 Convertible Debenture transaction (see below). This re-pricing resulted in a beneficial discount on the warrants issued in connection with the August 31, 2004 Convertible Debenture. This beneficial discount has been reflected as a non recurring non-cash interest expense of $30,804 with the corresponding adjustment to paid-in capital.

The Company has a revolving line of credit with a financial institution for $50,000. The line of credit is unsecured with interest set at prime rate.

Long-term Debt

On June 14, 2001, the Company entered into a lease purchase arrangement with a finance company for a phone system. The total borrowed was $17,807. The note calls for 24 monthly payments of $858 including interest at 15.7%. The last three payments were prepaid when the note was signed. The note was paid off during 2003.

On May 9, 2002, the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments were prepaid when the note was signed. The note was paid off during 2004 with an immaterial amount outstanding at December 31, 2003.

On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

first payment was prepaid when the note was signed. The balance outstanding at December 31, 2004 and 2003 was $25,703 and $31,524, respectively. The equipment financed secures the note.

On October 24, 2003, the Company signed a note for $150,000 at 10%, payable on demand after a period of six months. Subsequently the Company loaned $150,000 to the same parties on the same terms. For financial statement presentation the two loans and accrued interest have been offset.

On November 11, 2004, the Company completed and issued on November 26, 2004 $11,038,780 of two-year Convertible Debentures due November 11, 2006 together with five-year Warrants to purchase up to 4,906,124 shares of common stock.. This convertible debt carries a 7% annual coupon. The full amount of interest was prepaid. There was a 7% fee along with 237,495 five-year warrants priced at $.95 issued to the lead investment banker. A portion of the funds raised were used to pay in full the note due November 18, 2004. The conversion price in effect on any conversion date was set to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date with a floor of $0.95 per share (subject to adjustment). Due to failure by the Company to file its registration statement within the agreed time period this conversion price was re-set on February 17, 2005 to $0.95 per share with the stock registration period extended to June 30, 2005 and liquidated damages suspended until that date. The warrants were issued as exercisable at a price of $.95 per share, price that has not changed since their issue. The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Instruments”. Accordingly, additional paid-in capital of $1,032,980 and a non recurring non-cash discount of these Convertible Debentures of $1,032,980 were recorded due to the beneficial conversion feature. The non recurring non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. These non recurring non cash discounts will be amortized over the life of the Debenture as an expense using the effective interest method. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $11,038,780 which is due at November 11, 2006.

Subsequent to year-end December 31, 2004, the Company signed a note with a financial institution for $300,000 on March 23, 2005. The note is payable in 63 monthly installments with the first three payments being interest only. The note is secured by business assets and a personal guarantee. The interest rate on the note is fixed at 6.75%.

Maturities on long-term debt are as follows:

Amount

2005	$6,629
2006	$11,045,409
2007	$7,026
2008	$5,419
2009 and thereafter	$0

NOTE 6 – COMMITMENTS

At December 31, 2004 the Company leased a 7,000 square feet of office space at 1597 N. Main St North Canton, Ohio. The space was leased for five years at a rate of $5,156 per month. The property is in good condition but the space was not sufficient to meet our needs at this time; furthermore, the lease ends 04/30/2005. The Company has moved into its new 12,395 square foot facility and held its grand opening April 7, 2005. The office is now located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this new office is $11,879 per month with a ten year lease term that includes an expansion option for additional space.

The following is a schedule, by years of future minimum rental payments required under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 2004.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

NOTE 6 – COMMITMENTS (continued)

Amount

2005	$232,286
2006	$189,344
2007	$183,080
2008	$160,702
2009	$147,732
Thereafter	$750,000

Total	$1,663,144

Rental expense was approximately $108,656 and $44,377 for the years ending December 31, 2004 and 2003, respectively.

The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005. The agreement runs through December 31, 2010 and for years 2004 and after it calls for payment of royalties on a sliding scale of 5% on the first $10 million in annual premiums to 1% on annual premiums over $100 million. In addition common stock purchase warrants are paid each year on a sliding scale of 25,000 warrants on the first $10 million in annual premiums to 100,000 on annual premiums over $100 million. The warrants call price shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expenses under this agreement in 2004 and 2003 amounted to $275,328 and $302,870.

NOTE 7- RELATED PARTY TRANSACTIONS

At December 31, 2004 the Company has an accounts receivable on its books from an officer for $46,069 respectively the receivable has an interest of 5%.

NOTE 8 – INCOME TAXES

The provision for income taxes consists of the following for the years ended December 31,:

	2004	2003
		(as restated)
Current	$—	$300,000
Deferred expense (benefit)	—	(300,000)
State taxes		50,000

	$—	$50,000

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to the loss before income taxes. The sources and tax effects of the differences are as follows:

	2004	2003
		(as restated)
Federal statutory tax rate	$(2,734,996)	$58,054
Change in valuation allowance	2,734,996	(58,054)
State tax expenses		50,000

Tax provision	$—	$50,000

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

NOTE 8 – INCOME TAXES (continued)

The net deferred tax asset at December 31, 2004 and 2003 is comprised of the following:

	2004	2003
		(as restated)
Deferred tax assets:
Reserve discounting	$2,399	$—
Policy acquisition costs capitalized for tax purposes	—	300,000
Net operating loss carryforward	2,929,229	—

	2,217,286	300,000

Deferred tax liabilities
Deferred policy acquisition costs	(196,632)	—
Valuation allowance	(2,734,996)	—

Net deferred tax assets	$—	$300,000

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considered projected planning strategies in making this assessment. Due to the uncertainties related to the industry in which the Company operates, the tax benefit amounts of the above losses carried forward have been completely offset by a valuation allowance.

The Company has losses for income tax purposes amounting to approximately $8.0 million, which expire in 2024.

NOTE 9 — OPERATING SEGMENTS

The Company organizes its business into three reportable segments; the holding company, the insurance agency and the reinsurance company

A breakdown of the revenues and expenses by segment is as follows:

		December 31, 2003
Year ended	December 31, 2004	(as restated)

Holding Company
Revenues	$—	$—
Administrative Expenses	3,950,787	412,642
Net Loss	(4,903,376)	(358,873)

Insurance Agency
Revenues	1,930,645	1,952,452
Administrative Expenses	5,211,755	1,944,914
Net Loss	(3,276,534)	(3,682)

Reinsurance
Revenues	3,732,412	2,859,398
Administrative Expenses	69,226	53,043
Net Income	135,803	483,302

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

NOTE 10 – TERMINATION OF PROPOSED INSURANCE COMPANY ACQUISITION

On March 31, 2004, the Company entered into a contract to purchase a property casualty insurance company, subject to customary closing conditions and the approval of the acquisition by the state of domicile Department of Insurance. As of March 18, 2005, the Department of Insurance approval had not been received and the Company’s Board of Directors decided to no longer pursue this acquisition. The December 31, 2004 balance sheet includes a receivable in the amount of approximately $2.3 million which represents the agreed upon recoverable costs from the Department of Insurance incurred by the Company in connection with the attempted acquisition. This receivable is included in other receivables and was received on April 11, 2005.

NOTE 11 – NON-QUALIFIED STOCK OPTION PLAN

In 2003, the Board of Directors of the Company adopted a Non-qualified Stock Option Plan (the Plan), granting options to purchase an aggregate of not more than 2,500,000 shares of common stock which may be granted from time to time to key employees (including officers), consultants and members of the Board of Directors of Hartville Group, Inc. The Plan is administered by a committee, which consists of the members of the Board of Directors. The per share exercise price of the options granted under the Plan will be not less than 100% of the fair market value per share of common stock on the date the options are granted.

As part of this plan, the Board of Directors has established a simplified employee stock option plan, whereby 500,000 options have been set aside to encourage employees to take ownership in the Company. Managers will have a specific number of options that will vest over years of service while employees will have a schedule based on service. Option price is determined by the stock price close at December 31 and then authorized by the Board of Directors at a meeting following the annual shareholders meeting.

During 2004, under the Non-qualified Stock Option Plan, 382,600 options were granted to employees and directors at an exercise price of $3 per share. No options have been exercised, expired or cancelled since their grant date therefore the entire 382,600 shares remained outstanding at December 31, 2004. No options were granted under the Plan during 2003.

NOTE 12 – RESTATEMENT OF 2003 FINANCIAL STATEMENTS

The Company changed its accounting practice with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized. Under its new practice, the policy acquisition costs include only direct response advertising costs and the compensation costs attributable to the Company’s call-in department, which is responsible for handling new and renewal policy requests. The capitalized costs are amortized over a three-year minimum expected life of the policy period, subject to an assessment of the recoverability of the costs from future revenues from acquired policies, net of related expenses. The Company’s previous policy for capitalization of certain costs, in addition to those which continue to be capitalized under the new policy, also provided for a five-year amortization. The Company issued shares in connection for professional services and warrants pursuant to two financing transactions. In applying a Black-Scholes model to value the warrants issued resulted is a discounted expense of $52,649 and a service expense of $37,500. As a result, the financial statements for the year ended December 31, 2003 have been restated to reflect these expenses and to conform to the Company’s current practice. The financial statements have also been restated to reflect the impact of compensation costs incurred related to stock and warrants issued for services.

Following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2003, as well as the effects of these changes on the Company’s consolidated statements of earnings and cash flows for fiscal year 2003:

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

NOTE 12 – RESTATEMENT OF 2003 FINANCIAL STATEMENTS (continued)

	Consolidated Statements of Income
	As previously
Fiscal year ended December 31, 2003	reported	Adjustments	As restated
General and administrative expenses	$1,370,928	$1,039,671	$2,410,599
Operating income	1,114,859	(1,039,671)	75,188
Earnings before income taxes	1,210,418	(1,039,671)	170,747
Income taxes	350,000	(300,000)	50,000
Net income	860,418	(739,671)	120,747
Net earnings per common share — basic	$.18	$(0.16)	$0.02
Net earnings per common share — diluted	$.18	$(0.16)	$0.02

	Consolidated Balance Sheet
	As Previously
December 31, 2003	Reported	Adjustments	As Restated

Property, plant and equipment, net	$242,484	$21,933	$264,417
Deferred policy acquisition costs, net	886,566	(886,566)	—
Deferred income tax asset	—	300,000	300,000
Total assets	10,546,785	(564,633)	9,982,152
Additional paid-in capital	8,451,977	554,861	9,006,838
Retained earnings (deficit)	451,913	(1,159,333)	(707,420)
Total shareholders’ equity	8,915,987	(604,472)	8,311,515
Total liabilities and shareholders’ equity	10,564,785	(564,633)	9,982,152

	Consolidated Statement of Cash Flows
	As Previously
Fiscal year ended December 31, 2003	Reported	Adjustments	As Restated

Net cash provided by operating activities	$1,831,330	$(864,633)	$966,697
Net cash used by investing activities	1,597,833	(864,633)	733,200

Exhibit Index

Exhibit No.	Description
EX 23.1	Consent of Independent Auditors
EX 31.1	Certification
EX31.2	Certification
EX32.1	Certification
EX32.2	Certification