Form 10QSB
period 2005-03-31
HARTVILLE GROUP  INC
filed 2005-05-16
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB.

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT

FOR THE QUARTER ENDED March 31, 2005

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

COMMON STOCK, PAR VALUE $.001
(Title of each class)

Number of shares of the issuer’s common stock, par value $.001, outstanding as of March 31, 2005: 14,576,296 shares.

DOCUMENTS INCORPORATED BY REFERENCE: none

Transitional Small Business Disclosure Format   YES  ☐    NO   ☑

Introductory Note

Part I – Financial Information
Item 1 – Consolidated Balance Sheets (unaudited) As of March 31, 2005 and December 31, 2004
Consolidated Statements of Income (unaudited) Three months ended March 31, 2005 and March 31, 2004
Consolidated Statements of Cash Flows (unaudited) Three months ended March 31, 2005 and March 31, 2004
Item 2 – Management’s Discussion and analysis of financial condition and results of operations
Item 3 – Evaluation of disclosure controls and procedures
Part II – Other Information
Signatures
Index to Exhibits
Exhibit 3.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I

PART I FINANCIAL INFORMATION

General

The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005.

Hartville Group, Inc. and Subsidiaries

Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
Unaudited

	March 31,	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$4,241,890	$6,104,053
Commissions receivable	209,127	159,130
Other receivables	2,518,975	2,368,071
Prepaid taxes	600,000	600,000
Prepaid expenses	2,383,387	2,860,850

Total Current Assets	9,953,379	12,092,104
Fixed Assets
Property and equipment — net	2,228,217	2,180,919
Deferred policy acquisition costs — net	972,084	578,329

	3,200,301	2,759,248

Other Assets
Licensing fees. Less accumulated amortization of $44,870 and $30,848	9,619	12,016
Other non-current assets	65,141	76,263

	74,760	88,279

Total Assets	$13,228,440	$14,939,631

See accompanying notes to financial statements.

	March 31,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$474,017	$779,117
Reserve for claims	335,101	176,998
Accrued expenses	16,601	13,308
Premium deposits	184,099	—
Unearned commissions	18,736	19,284
Current portion of long-term debt	45,062	6,000

Total Current Liabilities	1,073,616	994,707
Long-Term Debt (offset by discount of $11,038,617 on convertible securities in 2005 & $1,032,980 in 2004)	242,659	10,025,503

Total Liabilities	1,316,275	11,020,210

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 14,576,896 issued and outstanding at March 31, 2005 and December 31, 2004	14,576	14,576
Additional paid in capital	22,704,482	12,656,372
Retained earnings (deficit)	(10,806,893)	(8,751,527)

	11,943,921	3,919,421

Total Liabilities and Stockholders’ Equity	$13,228,440	$14,939,631

Hartville Group, Inc. and Subsidiaries

Consolidated Statements of Income
For the Quarter Ended March 31, 2005 and March 31, 2004
Unaudited

	March 31,	March 31,
	2005	2004
Commissions	$256,603	$1,462,268
Premiums	833,664	793,748

	1,090,267	2,256,016

Losses and expenses	711,287	614,248
Ceded costs	208,416	198,467
General and administrative	1,914,626	1,020,011

	2,834,329	1,832,726

Operating (loss) income	(1,744,062)	423,290
Other income	40,280	24,134
Other expense	(351,584)	—

(Loss) income before taxes	(2,055,366)	447,424

Provision for taxes	—	—

NET (LOSS) INCOME	$(2,055,366)	$447,424

Net (loss) income per common share	$(0.14)	$0.04

Diluted Net (loss) income per common share	$(0.14)	$0.03

Weighted average common shares outstanding	14,576,296	12,180,656

See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
For the Quarter Ended March 31, 2005 and March 31, 2004
Unaudited

	March 31,	March 31,
	2005	2004
Cash flows from operating activities
Net (Loss) Income	$(2,055,366)	$447,424
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	214,700	24,690
Amortization	89,037	4,332
Loss on Disposal of Assets	32,399	—
Stock for services (Non-cash)	—	64,488
Amortization of discount on debt	163	—
(Increase) commissions receivable	(49,997)	(617,157)
(Increase) Other receivables	(150,904)	(149,740)
(Increase) decrease Prepaid expenses	477,463	(19,129)
(Increase) Licensing fees	—	(4,605)
Increase (decrease) Accounts payable	(262,690)	60,700
Increase (decrease) Accrued expenses	3,293	(1,749)
Increase Premium deposits	184,099	244,416
(Decrease) Unearned Commission	(548)	—
(Decrease) Accrued taxes	—	(206,300)
Increase Reserve for losses	158,103	55,096

Net Cash Used for Operating Activities	(1,360,248)	(97,534)
Cash Flows from Investing Activities
Acquired Deferred policy acquisition costs	(482,793)	(71,140)
Acquired Property and equipment	(291,938)	(181,817)
Increase (decrease) Other non-current assets	11,060	(237,292)

Net Cash Used for Investing Activities	(763,671)	(490,249)

	March 31,	March 31,
	2005	2004
Cash Flows from Financing Activities

Proceeds from notes payable	263,163	—
Payment on notes payable	(1,407)	(2,145)
Sale of common stock	—	207,590

Net Cash Provided from Financing Activities	261,756	205,445

Net Decrease in Cash and Cash Equivalents	(1,862,163)	(382,338)

Cash and Cash Equivalents — Beginning	6,104,053	7,653,463

Cash and Cash Equivalents — Ending	$4,241,890	$7,271,125

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

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

Development Stage Company

Until October 1, 2003, Hartville Group, Inc. and Subsidiaries (the Company) were development stage companies as defined under Statements of Financial Accounting Standards No. 7. Hartville Group, Inc. was incorporated in the state of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio, which sells sickness and accident policies for domestic household pets, for Hartville Group, Inc. and for Hartville Re, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the laws of the Cayman Islands.

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

On September 12, 2002, Hartville Group, Inc. the holding company was acquired by Venturelist.com, Inc. a Nevada public reporting corporation. Venturelist.com was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company is treated as the acquiring company for accounting purposes. Venturelist.com, Inc. changed its name to Hartville Group, Inc. at the time of the acquisition and at the same time Hartville Group, Inc. changed its name to Hartville Equestrian, Inc.

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

For 2003, Hartville Re has taken a 40% quota share (compared to a 20% per quota share in 2002) participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by a nationally licensed insurance company. The remaining 60% of risk (80% in 2002) was ceded to re-insurers. On July 1, 2004, the Company changed fronting carriers and used the insurance acquisition target as a fronting carrier therefore, the Company was able to increase its risk retention for the balance of 2004.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

On September 1, 2004 the Company discontinued use of its target insurance company acquisition as its fronting carrier and began using a internationally recognized carrier and in doing so did not retain any risk on new and renewal business until January 1, 2005 and thereby decreased its re-insurance profits for the year. For 2005, Hartville Re has taken a 50% quota share participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. The policies have been issued on a “claims made” basis with maximum policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian’s fees and $5,000 per animal for injury or illness per claim.

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
QUARTERS ENDED MARCH 31, 2005 AND 2004

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

The computations of basic and diluted net income (loss) per share were as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Net (loss) income	$(2,055,366)	$447,424

Weighted average common shares outstanding	14,576,296	12,180,656
Dilutive effect of outstanding warrants and options	0	1,394,312
Diluted common shares	14,576,296	13,574,968

Basic net income (loss) per common share	$(0.14)	$0.04
Diluted net income (loss) per common share	(0.14)	0.03

No outstanding warrants or options were considered dilutive in 2005 because the Company had a net loss.

Reserve for Claims

Reserve for claims are based upon the accumulation of cost and expenses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims and expenses that have occurred but have not yet been reported. Such estimates are based on many variables including historical and statistical information and other factors. The Company’s management utilizes an independently prepared actuarial report for its determination of reserves and believes that the estimate of the reserve for claims is reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

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

Concentration of Credit Risks

During the first quarter 2005 and at March 31, 2005 the Company had deposits in banks in excess of the FDIC insurance limit.

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

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

NOTE 2 – OTHER RECEIVABLES

Other receivables are summarized by major classifications as follows:

	March 31,	December 31,
	2005	2004
Property & casualty insurance company not acquired	$2,303,333	$2,303,333
Officer	69,862	46,069
Miscellaneous	145,780	18,669

	$2,518,975	$2,368,071

On March 31, 2004, the Company entered into a contract to purchase a property & casualty insurance company, subject to customary closing conditions and the approval of the acquisition by the state of domicile Department of Insurance. As of March 18, 2005, the Department of Insurance approval had not been received and the Company’s Board of Directors decided to no longer pursue this acquisition. The March 31, 2005 balance sheet includes a receivable in the amount of approximately $2.3 million which represents the agreed upon recoverable costs from the property & casualty insurance company not acquired. This receivable is included in other receivables and was received on April 11, 2005.

At March 31, 2005 and at December 31, 2004 the Company has an accounts receivable on its books from an officer for $69,862 and $46,069, respectively the receivable has an interest of 5%.

NOTE 3 – PREPAID EXPENSES

Prepaid expenses are summarized by major classifications as follows:

	March 31,	December 31,
	2005	2004
Interest on 11/11/2004 convertible debt	$1,275,366	$1,456,575
Legal and other fees paid in conjunction with 11/11/2004 convertible debt	1,068,022	1,225,093
Miscellaneous	39,999	179,182

	$2,383,387	$2,860,850

NOTE 4 – FIXED ASSETS

Property and equipment are summarized by major classifications as follows:

	March 31,	December 31,
	2005	2004
Furniture and fixtures	$154,689	$72,841
Equipment	383,565	377,999
Software	2,287,675	2,277,678
Leasehold Improvements	194,527	47,781

	3,020,456	2,776,299
Less: accumulated depreciation	(792,239)	(595,380)

	$2,228,217	$2,180,919

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

NOTE 5 – DEFERRED POLICY ACQUISITION COSTS

Deferred policy acquisition costs are summarized as follows:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2005	2004
Balance at January 1	$578,329	$—
Acquisition costs incurred	704,282	1,988,306
Amortization of acquisition costs	(310,527)	(1,409,977)

Balance at March 31 and December 31, respectively	$972,084	$578,329

NOTE 6 – RESERVE FOR CLAIMS

Activity in the reserve for claims is summarized as follows for the three months ended March 31, 2005 and year ended December 31, 2004:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2005	2004
Net balance, beginning of year	$176,998	$301,847
Incurred losses related to:
Current year	381,067	1,661,735
Prior year	330,220	937,871

Total incurred	711,287	2,599,606
Paid losses related to:
Current year	(71,732)	(1,475,244)
Prior year	(481,452)	(1,249,211)

Total paid	(553,184)	(2,724,455)

Net balance, end of quarter and end of year, respectively	$335,101	$176,998

Reserve for Claims is Represented by:

	March 31,	December 31,
	2005	2004
Reserve for reported claims	17,309	7,173
Reserve for losses incurred but not reported	317,793	169,825

	$335,101	$176,998

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

NOTE 7 – DEBT

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

Long-term Debt

On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at March 31, 2005 and 2004 was $24,395 and $29,379, respectively. The equipment financed secures the note.

On November 11, 2004, the Company completed and issued on November 26, 2004 $11,038,780 of two-year Convertible Debentures due November 11, 2006 together with five-year Warrants to purchase up to 4,906,124 shares of common stock.. This convertible debt carries a 7% annual coupon. The full amount of interest was prepaid. There was a 7% fee along with 237,495 five-year warrants priced at $.95 issued to the lead investment banker. A portion of the funds raised were used to pay in full the note due November 18, 2004. The conversion price in effect on any conversion date was set to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date with a floor of $0.95 per share (subject to adjustment). Due to failure by the Company to file its registration statement within the agreed time period this conversion price was re-set on February 17, 2005 to $0.95 per share with the stock registration period extended to June 30, 2005 and liquidated damages suspended until that date. The warrants were issued as exercisable at a price of $.95 per share, price that has not changed since their issue. The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Instruments”. Accordingly, additional paid-in capital of $11,038,780 and a non recurring non-cash discount of these Convertible Debentures of $163 were recorded due to the beneficial conversion feature. The non recurring non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. These non recurring non cash discounts will be amortized over the life of the Debenture as an expense using the effective interest method. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $11,038,780 which is due at November 11, 2006.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

NOTE 7 – DEBT (CONTINUED)

The Company signed a note with a financial institution for $300,000 on March 23, 2005. The note is payable in 63 monthly installments with the first three payments being interest only. The note is secured by business assets and a personal guarantee. The interest rate on the note is fixed at 6.75%.

NOTE 8 – COMMITMENTS

The Company leased space for five years at a rate of $5,156 per month. The property is in good condition but the space was not sufficient to meet our needs. The lease ended 04/30/2005. The Company has moved into its new 12,395 square foot facility which is located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this new office is $11,879 per month with a ten year lease term that includes an expansion option for additional space.

Rental expense was $43,170 and $14,643 for the quarters ending March 31, 2005 and 2004, respectively.

The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005. The agreement runs through December 31, 2010 and for years 2004 and after it calls for payment of royalties on a sliding scale of 5% in excess of $5million to 1% on annual premiums over $100 million. In addition common stock purchase warrants are paid each year on a sliding scale of 25,000 warrants on premiums when annual premiums exceed $10 million up to 100,000 warrants on annual premiums over $100 million. The warrants call price shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $76,904 and $70,498 for the quarters ended March 31, 2005 and 2004, respectively.

NOTE 9- RELATED PARTY TRANSACTIONS

At March 31, 2005 and December 31, 2004 the Company has an accounts receivable on its books from an officer for $69,862 and $46,069, respectively the receivable has an interest of 5%.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

NOTE 10 — OPERATING SEGMENTS

The Company organizes its business into three reportable segments; the holding company, the insurance agency and the reinsurance company

A breakdown of the revenues and expenses by segment is as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
Quarters ended	2005	2004
Holding Company
Revenues	$—	$—
Administrative Expenses	405,067	105,580
Net (Loss) Income	(709,107)	(81,446)

Insurance Agency
Revenues	256,603	1,462,268
Administrative Expenses	1,495,462	898,743
Net (Loss) Income	(1,272,233)	563,525

Reinsurance
Revenues	833,664	793,748
Administrative Expenses	14,097	15,688
Net (Loss) Income	(74,026)	(34,655)

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

During 2004, under the Non-qualified Stock Option Plan, 482,600 options were granted to employees and directors at an exercise price of $3 per share. No options have been exercised, expired or cancelled since their grant date therefore the entire 482,600 shares remained outstanding at March 31, 2005. No options were granted under the Plan during 2005.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

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

DESCRIPTION OF BUSINESS

The Company .

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

The Agency is primarily a marketing/administration company concentrating on the sale of its proprietary health insurance plans for domestic pets. Its business plan calls for introducing its product effectively and efficiently through a variety of distribution systems. We presently accept applications, underwrite and issue policies electronically. The Agency, through its proprietary policy fulfillment system – PUPPS (Pet Underwriting Policy Processing System— has the capability to provide online quotes, generate specific applications, approve applications, issue policies, and monitor claim trends on a proactive basis. This capability enables us to effectively manage and control losses. Also, having the ability to recognize loss trends early enables us to amend underwriting guidelines quickly, thereby controlling and delivering appropriate underwriting margins. PUPPS has been installed and was in full use as of July 1, 2004. Depreciation extends over a 36 month period.

Hartville’s business plan calls for a quota share participation on the pet health insurance originated by the Agency. Quota share participation is where insurers elect to assume a certain percentage of risk and thereby share in the amount of claims paid under policies. For example, three insurers elect to assume all the risk on a policy: insurer 1 takes 60% of risk, insurer 2 takes 30% and insurer 3 takes 10%. If a 1,000 claim was made each insurer would be responsible for their percentages; insurer 1 would pay $600, insurer 2 would pay $300 and insurer 3 would pay $100. The products, known as the Petshealth Care Plan and the Company’s generic brand for private label partnerships “Healthy Bark and Purr” work like most major medical plans for people. The plans pay eighty percent of all veterinary costs and medications received for any covered illness or injury (accident) following the annual deductible of $100 per pet. Selected plans provide coverage for routine vaccinations, heartworm testing and flea preventive medications, dental cleanings, and all plans cover the cost to spay or neuter a pet. Pet owners are free to use any veterinarian in the United States and all plans provide a thirty-day risk free trial. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund (flat cancellation).

There are three plans offered, Basic, Value, and Choice, and they have the following per incident and policy limits, respectively:

Basic	$1,500/$8,000
Value	$3,500/$11,000
Choice	$5,000/$13,000

The current offering (policy) is restricted to only dogs and cats.

The Agency is licensed to act as insurance agency in all 50 states of the United States including the District of Columbia.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

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

All our revenues are derived from premium dollars. The Agency sells pet insurance policies to pet owners who pay insurance premiums, typically monthly using their credit card. As these premiums are collected at the close of each month an insurance report is prepared that shows the total collected premium for the month. This premium is then allocated to the appropriate parties: a) 20% of the premium flows to the Agency as commissions and b) the remaining 80% flows to the reinsurers to pay claims. Insureds can pay these insurance premiums either monthly, quarterly, semi-annually or annually. Insureds can pay by credit card, automatic check withdrawal or by check.

Hartville Re, reinsured business in 2002 under a Managing General Agency (MGA) agreement with Clarendon National Insurance Company. Hartville Re took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Re assumed 20% quota share of the underwriting risk. Clarendon National Insurance Company also assumed 20% with the remaining risk being ceded to other international reinsurers. Commencing April 2003, Hartville began writing pet insurance policies through State National Insurance Company. Hartville Re offered and executed reinsurance slips to continue assuming underwriting risk as previously, however, now at a 40% quota share. Hartville Re posted a $2 million Letter of Credit as requested by State National Insurance Company; however, State National Insurance Company never formalized this agreement. In July 2004 Hartville canceled and re-wrote its entire book of pet insurance policies, with Department of Insurance approval, on the insurance acquisition target, that is, the intended property and casualty insurance company to be acquired and formalized. Hartville Re assumed 100% quota share reinsurance of the underwriting risk initially and intended to reduce this post transfer of the pet insurance book to 70% with other willing reinsurers. The potential underwriting income or (loss) from the 2003 treaty (book of business transfer) was now transferred to Hartville Re from the target insurance acquisition and ceded to the 2004 account. On August 15, 2004, the Department of Insurance, at no fault of Hartville, withdrew the Company’s writing authority through the target acquisition. As a result, Hartville Re’s underwriting risk retention was not reduced to 70%, but was maintained at 100% in view that reinsurers would now not subscribe to the quota share agreement. The Company secured writing authority from another carrier on August 25, 2004 and all new and renewal business going forward was written with this international recognized insurer who retained 100% of the underwriting risk. This underwriting agreement has been amended effective January 1, 2005 with Hartville Re retaining 50% quota share of the underwriting risk going forward. There are no related party transactions with these reinsurers or MGAs.

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

We do not depend on any one customer. Our products are unlike other insurance policies where major relationships can prove essential. For example, an agent issuing a policy for a major manufacturer might include a business policy, auto policy, and countless other risk coverage programs that in total could be a substantial premium. Most people have and insure not more than 4 pets, thus the amount of premium paid is not significant. We have and are dependent on our relationship with our fronting insurance carrier—State National Insurance Company. If the insurance carrier elected to no longer write this business Hartville would be forced to find an alternate insurance provider and if unsuccessful would have to cease writing business. This dependency is the basis for the Company seeking to own a US licensed property and casualty insurance company.

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

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

History

Hartville Group, Inc. was incorporated in the State of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio on March 31, 2000, which sells sickness and accident policies for domestic household pets, and for Hartville Re, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the law of the Cayman Islands. Class B Insurer is the designation given by the Monetary Authorities of the Cayman Islands for a property and casualty insurance company. This class designates that a company is not authorized to write business other than property and casualty; for example we could not accept life insurance risk.

Petshealth Insurance Agency, Inc. was formed in 1997 as the original pet marketing agency. This agency was dissolved and reorganized into Petsmarketing Insurance.com Agency, Inc. Petsmarketing Insurance.com was a subsidiary of Petsmarketing Inc., a pink sheet company. The securities firm for Petsmarketing Inc. defaulted on its investment and subsequently the subsidiary, Petsmarketing Insurance.com Agency, was acquired by Hartville Group, Inc., which included the licenses of Petsmarketing Insurance.com Agency. This, Petsmarketing Insurance.com Agency, Inc. through its parent Petsmarketing Inc. was our predecessor.

On September 9, 2002, Hartville Group, Inc. changed its name to Hartville Equestrian, Inc. Venturelist.com, a reporting company, provided an Internet portal for start-up businesses seeking investment capital and accredited investors seeking to invest via the private equity market.

Venturelist.com had no operations and its management was seeking a merger partner. Venturelist.com, Inc. changed its name to Hartville Group, Inc. on September 9, 2002. On September 12, 2002, Hartville Group, Inc., acquired 100% of the issued and outstanding shares of Hartville Equestrian, Inc., formerly Hartville Group, Inc. in exchange for 2,251,000 post forward split shares (Venturelist.com, Inc affected a 4:1 forward stock split on September 11, 2002) of Venturelist.com, Inc.’s common stock. . The reverse merger transaction with Venturelist.com, Inc. gave us a listing on the NASD-OTC Bulletin Board. Our common stock trades under the stock symbol “HTVL”. On October 3, 2003, the Board of Directors elected to amend the Articles of Incorporation to eliminate the provisions for preferred stock.

Hartville Equestrian, Inc. remains a subsidiary of Hartville Group and its officers and directors are W. Russell Smith and Dr. Tom Neuzil.

Government Regulation and Licenses

Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America regulates the conduct of Insurance business within its borders. This is done by the Department of Insurance, a subdivision of the State Government. The Department sets forth the policies of insurance that may be sold in the state and licenses all person that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.Com agency is licensed by 50 State Departments of Insurance including DC.

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

The Competition

Hartville Group, Inc.’s major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has by far the largest position with an estimated 85% of the insurance market in the United States with premium revenue of approximately $70 million and more than 200,000 policies. VPI is 65% owned by Scottsdale Insurance Company, which in turn is a wholly owned subsidiary of Nationwide Mutual Insurance Company. Pet Care Insurance is a product offered by Pethealth Inc., and is underwritten by Lincoln National Insurance Company. In comparison, Hartville has written, since commencing operations in December 1997, more than $8 million in

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

premium to over 25,000 policyholders. As of March 31, 2005, policies were in-force which totaled $6,146,264 million in annual premium. Currently the Company through its agency recognizes 20% of this premium, when earned, as commissions with the balance (80% of premium) going to the reinsurers, of which Hartville Re is a participating reinsurer, to pay claims. Hartville only reports as income the quota share portion ceded to our reinsurance company, thus, since we have only reinsured 20% to 50% of the underwriting risk, the remaining 80% to 50% of the premium has not been reflected in our financials since it does not flow to Hartville Group. Management believes that we have a competitive advantage in the pet insurance industry because our policy’s coverage design replicates a major medical plan and incorporates a wellness care component. Hartville’s policy is a true indemnity plan with a $100 annual deductible with the insurance company covering 80% of the customary veterinary costs with the insured responsible for 20%. Administrative costs have been held down thereby enabling the policy to be reasonably priced. Marketing strategies can provide companies a competitive advantage. Hartville Group through its exclusive marketing alliances with the “Garfield” and the Catalina Marketing Company—that markets directly in grocery stores and pet super stores—makes it difficult for competition from entering the same distribution channels. Assuming the underwriting risk on the policies and acting as a sales and marketing agency allows us to design specific and unique products for marketing strategies. For a fee of not less than $250,000 per year Hartville Group may use any of the Garfield comic strip characters in the promotion of its pet health insurance plans. The right to use these characters ends December 2010. Usage of the characters in various marketing media includes: print advertisement; product brochures; internet web page; and television media. Use of the character in either of the aforementioned methods must be approved by the Paws Corporation, owners of the Garfield Character rights for content and to ensure accurate character portrayal. Exclusivity in the electronic checkout messaging network managed by the Catalina Marketing Company is contingent upon Hartville continuing to print at least 500,000 messages per month. As long as Hartville Group has, at the end of its contracted period, i.e., exhausting its specified print message quantity with Catalina, the contract provides for renewal with continued exclusivity, being no other provider of pet insurance may use the Catalina Marketing electronic checkout messaging system.

Employees

We employed 49 full-time and 6 part-time personnel, as well as 2 temporary staff as of March 31, 2005. The staff reviews all policy applications and issues policies; and reviews all claims and issues payment of claims when appropriate. We usually pay all proper claims in 30 days or less. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.

Recent Events

On March 30, 2005 the Board of Directors decided that pursuing the acquisition of a property and casualty insurance company was no longer in the best interest of shareholders. Consequently, the agreement to acquire this insurance company did not proceed and negotiations with the Department of Insurance ended. The Company and the Insurance Department executed a Mutual Release Agreement whereby the Department returned the sum of $2,303,333 to the Hartville Group which represented monies contributed to rehabilitate the insurance acquisition target. This amount has been included in other receivables in the accompanying Balance Sheet at March 31, 2005 and was received on April 11, 2005.

On May 8, 2004 the Company was in default in not registering those shares of Common stock pursuant to the terms and conditions of a registration Rights Agreement that formed part of the October 8, 2003 Stock Purchase Agreement. Failure to register those shares and underlying warrants pursuant to this agreement within six months of the closing date would result in liquidated damages to the investors of 12% of the purchase per annum payable per month. Penalties for the quarter ended March 31, 2005 were $136,787.

Legal Proceedings

None

Submission Of Matters To Vote Of Security Holders

None

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

We are organized into three reportable segments: the holding company (Hartville Group, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Re formerly known as Hartville Insurance Company, LTD). Hartville Group currently generates revenue from two sources. First, Petsmarketing Insurance.com Agency (Agency) receives 20% ( 1st Quarter 2004 — 30%) of the premiums on policies written as a commission. Second, Hartville Re earns underwriting profit or (loss) on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Re.

Our income is comprised of two components; First, commission income on the sale of pet insurance policies; and second, underwriting profits generated from the insured policy risk retained by us. In the three month period ending March 31, 2005, Hartville Re reported sharing on a assumed premium based participation of 50% on business written through the insurance agency. Therefore, 50% of the 80% net premiums, that is, gross premium less commissions of 20%, are reflected on our income statement as premium income. Since our ceded risk participation is only 50% the remaining 50% of the net premiums do not flow through our financial statements since this represents participation for non-related third party reinsurers.

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

Results of Operations

Total premiums were $1,506,306 of which $833,664 was retained by Hartville for the three-month period ending March 31, 2005 compared to the three month period ending March 31, 2004 where total premiums were $1,908,480 of which Hartville retained $793,748. This higher retention relative to the premium written is primarily due to the higher quota share of the underwriting risk that Hartville assumed.

Philip Heckman, Ph.D., ACAS, MAAA of Heckman Actuarial Consultants, Ltd., has conducted actuarial studies with updates on the overall experience, rate adequacy, and reserve requirement provisions of the Petshealth Care Plan following the establishment of Hartville Re from April 2001 through the January 31, 2004 (2005 review presently underway). The aggregate loss ratio inclusive of all loss adjustment expenses (LAE) from 2001 through March 31, 2005 has ranged between 55% and 65% with some upward trending overtime; therefore, periodic rate adjustments have and will continue to me made. The reported loss ratio on the entire pet health insurance book from January 1, 2003 through March 31, 2005, on a cash basis, which is total premium collected to actual total claims paid out including LAE was 52.24% and 59.92% with an IBNR (incurred but not reported) reserve. As of the period ending March 31, 2005, Hartville Re’s quota share of retained risk on the reinsurance treaties for 2004 reported a 65.6% loss ratio with LAE as compared to the reinsurance treaties of 2003 which, as of this ending period, reported a 61% loss ratio for our quota share of retained risk. The 2004 treaty loss ratio is a combination of two separate reinsurance agreements. The first agreement is with our former fronting insurance carrier wherein the loss ratio is reporting 42.7%. The second agreement is with the intended insurance acquisition and is reporting a 71.3% loss ratio. This higher loss ratio on the second agreement is the result of moving our pet insurance business on July 1, 2004 and then again on September 1, 2004, which created an adverse retention ratio. Hartville Re having retained 100% of the underwriting risk, for a short specific period, selected against itself in that the entire life cycle of the policy could not be recognized. Management views this as an isolated event with the loss ratio resuming to normal ranges; however, this adversity of risk selection will carry into the second quarter of 2005.

Commissions earned by Petsmarketing Insurance.com for the three months ended March 31 2005 was $256,603. This compares to commissions earned of $1,462,268 for the three months ended March 31 2004.The decrease from 2004 was due to a-one time recognition of a sliding scale commission in 2004 of $934,001. Of the $934,001, $609,107 was reversed in subsequent quarters. Commissions retained by the Agency were 20% for the three-month period ended March 31, 2005 compared to 30% for the three months ended March 31, 2004.

Operating expenses were $2,834,329 for the three-month period ended March 31, 2005 compared to operating expenses of $1,832,726 for the three months ended March 31, 2004. Operating Expenses increased due to a number of factors:

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

Increased employment costs due to an increase in staff hired in the forth quarter of 2004. Amortization of a proprietary software system which the company began amortizing in July 2004. A number of these expenses are one time charges and should not be recurring.

The parent company (Hartville Group) had one time fees of investment banking costs on capital raised and non-recoverable costs of the terminated insurance acquisition.

Operating income (loss) for the three-month period ending March 31, 2005 was $(1,744,062) as compared to the three-month period ending March 31, 2004 of $423,290. Operating loss from insurance operations is attributed to an increased operating expense ratio as explained above and reduced income.

Other income increased from $ 24,134 for the three-month period ended March 31, 2004 to $40,280 for the three-month period ended March 31, 2005. Other income is interest income on cash accounts.

Other expense increased from $0 for the three-month period ending March 31 2004 to $351,584 for the three-month period ending March 31 2005 . Other expenses are expenses associated with the operations of the parent company for interest penalties on failure to register shares of stock and warrants pursuant to the October 8, 2003 Stock Purchase Agreement and financing costs on all convertible debenture transactions.

The net income (loss) for the three-month period ending March 31 2005 was $(2,055,366) or $(0.14) per share. This compares to a net income of $447,424 or $.04 per share for the three-month period ending March 31 2004 . The net loss is comprised of: First, the reinsurance segment (Hartville Re) reduction in ceded premium due to policy runoff—2004 premium was $1.9mm compared to $1.5mm in 2005—from a discontinued marketing campaign with PetPartners / American Kennel Club;. Second, agency segment (Petsmarketing) reduction in commission income due to premium runoff as noted in the reinsurance segment; and increased operating expenses through expansion of staff. Third, holding company segment (Hartville) legal and brokerage fees associated with capital funding transactions, i.e. the various debt transactions in 2004; interest penalties on failure to register shares pursuant to the agreements; and non-recoverable costs associated with the termination of the insurance company acquisition. Net income was affected by a number of one time costs as discussed above in the Operating Expense segment. The terminated insurance acquisition together with the Company failing to register shares timely, impacted the Company’s overall business model. The business model which calls for a self sufficient pet insurance delivery and risk retention operation can deliver profitable and measurable returns to investors as demonstrated in 2003.

Liquidity and Capital Resources. The Company has historically financed its operations and other working capital requirements principally from operating cash flow and capital raised through the issuance of convertible debt. On October 20, 2003, the Company completed a five million dollar ($5,000,000) private placement of its securities. The Company used the proceeds of this transaction to retire a $3,000,000 note payable with the remainder to be used for working capital.. On August 16, 2004 the Company raised $3,300,000 through Secured Convertible Promissory Notes. They were at 18% interest and were due October 18, 2004. This note was paid in full October 20, 2004. On November 26, 2004, the Company raised $11,038,780 using Convertible Debentures due November 11, 2006, which included Warrants. The convertible debt is for 2 years with a 7% coupon. The full amount of interest was prepaid. The conversion price in effect at any conversion date shall be equal to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date, provided, however, the Conversion Price shall never be equal to a price lower than $0.95 (subject to adjustment). This price was amended on February 17, 2005 to a conversion price of $0.95. The warrants are five year warrants with the same amended conversion price. The Warrants expire in five years and are to purchase up to 4,906,124 shares of common stock at $.95 a share. The Company has an obligation, pursuant to registration rights agreement, to register for resale the shares underlying the Convertible Debentures and the Warrants by June 30, 2005 in order to avoid liquidated damages to investors. The funds raised were used to pay in full the note due November 19, 2004. There was a 7% fee along with 25,000 warrants per $1,000,000 raised that is due to the lead investment banker. Financial Statements of the Company as a result of raising capital through Convertible Debentures and warrants together with unregistered shares of stock issued for services created a potential beneficial discount to holders. The Company in accordance with FASB 123 “Accounting for Stock Based Compensation” and EITF 98-5 has recognized in the first quarter of 2005 the non-cash non recurring expense of $43,069 and $64,448 for the first quarter of 2004 in connection with these instruments. The Company, as part of EITF 98-5, has discounted the convertible debenture for $11,038,780 for the effect of the beneficial conversion and will recognize through 2006 using the effective interest method $11,038,780 in non-cash expenses in connection with the potential beneficial conversion discount on these Convertible Debentures. The company amortized $163 of the discount for the quarter ended March 31, 2005. With this new financing in place, management believes it can sustain operations and complete its business plans. In the next 12 operating months, we intend to refocus and grow the pet health insurance business and establish a U.S. Property and Casualty insurance company in order to eliminate our dependency on a

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

fronting—underwriting—insurance company. The Company has sufficient operating cash for 2005. Outgoing cash flows for marketing initiatives will be offset with incoming cash flows from the recoverable costs of $2,303,333 through the Mutual Release with the Department of Insurance.

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

     None.

Item 3. Defaults upon Senior Securities

     Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits:

3.1	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

B. Reports of Form 8-K.

     No other reports on Form 8-K were filed during the quarter ended March 31, 2005, for which this report is filed.

     On March 18, 2005, the Company announced the termination of acquisition of insurance company and restatement of financials.

HARTVILLE GROUP, INC.

In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SIGNATURE

May 16, 2005	/s/ Dennis Rushovich

Dennis Rushovich
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

May 16, 2005	/s/ Dennis Rushovich

Dennis Rushovich
Chief Accounting Officer (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1	Amended and Restated Bylaws

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.