Form 10QSB
period 2005-06-30
HARTVILLE GROUP INC
filed 2005-08-15
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
FOR THE QUARTER ENDED June 30, 2005
COMMISSION FILE NUMBER: 333-82786

HARTVILLE GROUP, INC.
(Small Business Issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	94-3360099 (I.R.S. Employer Identification No.)

3840 Greentree Avenue SW CANTON OHIO (Address of principal executive offices)	44706 (Zip Code)
Issuer’s Telephone Number: (330) 484-8080

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Number of shares of the issuer’s Common Stock, par value $0.001, outstanding as of June 30, 2005: 14,482,296 shares.
Transitional Small Business Disclosure Format YES ☐ NO ☑

Introductory Note

Part I — Financial Information

Item 1 — Consolidated Balance Sheets (unaudited) As of June 30, 2005 and December 31, 2004
Consolidated Statements of Income (unaudited) Three and Six Months Ended June 30, 2005 and 2004
Consolidated Statements of Cash Flows (unaudited) Three and Six Months Ended June 30, 2005 and 2004

Item 2 — Management’s Discussion and analysis of financial condition and results of operations

Item 3 — Evaluation of disclosure controls and procedures

Part II — Other Information

Signatures

Index to Exhibits
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
PART I FINANCIAL INFORMATION
General
The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
Unaudited

	June 30,	December 31,
	2005	2004
ASSETS
Current Assets
Cash	$4,553,921	$6,104,053
Commissions receivable	132,690	159,130
Other receivables	783,880	2,368,071
Prepaid taxes	600,000	600,000
Prepaid expenses	2,101,534	2,860,850

Total Current Assets	8,172,025	12,092,104

Property and equipment — net	2,028,836	2,180,919
Deferred policy acquisition costs — net	1,122,074	578,329

Other Assets
Licensing fees. Less accumulated depreciation of $47,267 and $30,848	7,222	12,016
Other non-current assets	118,511	76,263

	125,733	88,279

Total Assets	$11,448,668	$14,939,631

See accompanying notes to financial statements.

	June 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$546,939	$792,425
Reserve for claims	388,447	176,998
Premium deposits	614,727	—
Unearned commissions	20,522	19,284
Accrued taxes	—	—
Current portion of long-term debt	105,425	6,000

Total Current Liabilities	1,676,060	994,707

Long-Term Debt (offset by discount of $11,037,756 on convertible securities in 2004)	180,441	10,025,503

Total Liabilities	1,856,501	11,020,210

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 14,576,296 issued and outstanding at June 30, 2005 and December 31, 2004	14,576	14,576
Additional paid in capital	22,704,482	12,656,372
Retained earnings (deficit)	(13,056,391)	(8,751,527)
Less: treasury stock at cost, 94,000 shares	(70,500)	—

	9,592,167	3,919,421

Total Liabilities and Stockholders’ Equity	$11,448,668	$14,939,631

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2005 and June 30, 2004
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Commissions	$242,521	$92,391	$499,124	$1,554,659
Premiums	786,875	684,904	1,620,539	1,478,652

	1,029,396	777,295	2,119,663	3,033,311

Losses and expenses	516,051	594,998	1,227,338	1,209,246
Ceded costs	196,718	171,232	405,134	369,699
General and administrative	2,279,509	1,911,434	4,194,135	2,931,445

	2,992,278	2,677,664	5,826,607	4,510,390

Operating (loss) income	(1,962,882)	(1,900,369)	(3,706,944)	(1,477,079)

Other income	25,078	17,373	65,358	41,507
Other expense	(311,694)	—	(663,278)	—

(Loss) income before taxes	(2,249,498)	(1,882,996)	(4,304,864)	(1,435,572)

Provision for taxes	—	—	—	—

NET (LOSS) INCOME	$(2,249,498)	$(1,882,996)	$(4,304,864)	$(1,435,572)

Net (loss) income per common share - basic and diluted	$(0.15)	$(0.14)	$(0.30)	$(0.11)

Weighted average common shares outstanding	14,546,340	13,761,417	14,561,235	12,858,540
See accompanying notes to financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
Unaudited

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities

Net (Loss) Income	$(4,304,864)	$(1,435,572)
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	423,511	35,563
Amortization	199,460	17,422
Stock for services (Non-cash)	—	968,988
Amortization of discount on debt	1,024	—
(Increase) decrease commissions receivable	26,440	174,185
(Increase) decrease Other receivables	1,513,691	(1,411,658)
(Increase) decrease Prepaid expenses	759,316	(1,675)
(Increase) Licensing fees	—	(2,038)
Increase (decrease) Accounts payable and accrued expenses	(203,076)	174,966
Increase (decrease) Premium deposits	614,727	(304,946)
Increase Unearned Commission	1,238	—
(Decrease) Accrued taxes	—	(328,509)
Increase Reserve for claims	211,449	—
Loss on Disposal of Assets	32,399	—

Net Cash Used for Operating Activities	(724,685)	(2,113,274)

Cash Flows from Investing Activities
Acquired Deferred policy acquisition costs	(738,412)	(141,140)
Acquired Property and equipment	(303,704)	(386,276)
Increase (decrease) Other non-current assets	(42,370)	(307,205)

Net Cash Used for Investing Activities	(1,084,486)	(834,621)

Cash Flows from Financing Activities
Proceeds from notes payable	263,163	—
Payment on notes payable	(4,124)	(3,329)
Sale of common stock	—	250,000

Net Cash Provided from Financing Activities	259,039	246,671

Net Decrease in Cash and Cash Equivalents	(1,550,132)	(2,701,224)

Cash and Cash Equivalents — Beginning	6,104,053	7,653,463

Cash and Cash Equivalents — Ending	$4,553,921	$4,952,239

See accompanying notes to financial statements.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
Hartville Group, Inc., (the “Company”) is a provider of dog and cat insurance policies in the United States. The Company, through its wholly owned subsidiaries, Petsmarketing Insurance.com Agency, Inc., and Hartville Re Ltd., formerly known as Hartville Insurance Company Ltd., offers accident, illness and wellness care pet insurance policies to owners of dogs and cats in the United States.
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
On September 12, 2002, Hartville Group, Inc. the holding company was acquired by Venturelist.com, Inc. a Nevada public reporting corporation. Venturelist.com was a shell at the time of the acquisition and therefore the acquisition was treated as a reverse merger whereby the acquired company was treated as the acquiring company for accounting purposes. Venturelist.com, Inc. changed its name to Hartville Group, Inc. at the time of the acquisition and at the same time Hartville Group, Inc. changed its name to Hartville Equestrian, Inc.
On February 19, 2003 Hartville Group, Inc. and Petsmarketing Insurance.com Agency, Inc. entered into a loan and security agreement with a finance company. The amount borrowed was $3,000,000 at 30% interest due February 19, 2004 with an option to extend for an additional year as long as there are no defaults under the agreement. The business assets of the Company secure the loan. The President of the Company and the Company’s majority shareholder also guaranteed the loan. Under a separate agreement with the Company’s majority shareholder, the shareholder assumed all costs in connection with this loan including the periodic interest charges. The balance due on this note was paid in full in the fourth quarter of 2003.
On October 17, 2003, the Company completed a $5,000,000 private placement of its common stock. As part of this transaction the majority stockholder of the Company returned 900,000 shares of its holdings in satisfaction of $1,921,500 of amounts due the Company. The price received by the majority shareholder was based on the quoted market price of the stock. These shares were included in the 5,263,000 shares sold in the private placement. The Company used the proceeds of this transaction to retire the $3,000,000 note payable. Pursuant to the purchase agreement, the common stock was sold at $0.95 per share and gave the purchaser a warrant to purchase an additional share of the Company’s stock for $1.90 per share for every two shares of stock held. The warrants expire on October 16, 2006 or eighteen months subsequent to the effectiveness of a registration statement registering the shares subject to the warrants, whichever is longer.
Pursuant to the purchase agreement, the Company was required to register the shares of common stock purchased by the investors and the shares of common stock issuable upon exercise of the warrants within six months after the closing of the transaction. As of June 30, 2005, the Company has not registered the shares. As a result of the failure of the Company to register the shares within the six-month period, the Company is obligated, pursuant to the purchase agreement, to pay liquidated damages to the investors in the amount of 12% of the purchase price per annum until such time as the shares are registered.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company, when originally organized, was to include both an insurance agency and a reinsurance company, which would take a quota share participation in the pet health insurance originated by the insurance agency, thereby increasing the portion of risk and profits retained by the Company. On October 1, 2003 this goal was accomplished; therefore, the Company exited the development stage.
For 2003, Hartville Re took a 40% quota share (compared to a 20% quota share in 2002) participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by a nationally licensed insurance company. The remaining 60% of risk (80% in 2002) was ceded to re-insurers. On July 1, 2004, the Company changed fronting carriers and used the insurance acquisition target as a fronting carrier. Therefore, the Company increased its risk retention for the balance of 2004.
On September 1, 2004 the Company discontinued use of its target insurance company acquisition as its fronting carrier and began using an internationally recognized carrier and in doing so did not retain any risk on new and renewal business until January 1, 2005 and thereby decreased its re-insurance profits for the year. For 2005, Hartville Re has taken a 50% quota share participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. The policies have been issued on a “claims made” basis with maximum policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian’s fees and $5,000 per animal for injury or illness per claim.
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
The Company has in place a Binding Authority Agreement (the “BAA Agreements”) with third party insurance carriers. Pursuant to the BAA Agreements, the Company is responsible for certain product development, marketing and sales, underwriting and claims handling activities. The insurance carriers, including reinsurance carriers of the Company are responsible for the risk associated with the insurance policies. In the United States, Petsmarketing Insurance.com Agency has obtained agency licensing for direct sale of pet insurance in fifty states and the District of Columbia.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Trust Funds
Under the terms of the BAA Agreements with its insurance carriers, Petsmarketing Insurance.com Agency collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes.
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

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Property and Equipment
Property and equipment are carried at cost. Maintenance, repairs and renewals are expensed as incurred. Depreciation of property and equipment is provided for over their estimated useful lives, which range from three to seven years, using the straight-line method.
Effective July 1, 2004, the Company began amortizing $1,402,376 in software development costs for internal use software over three years on a straight-line basis. The software is called PUPPS © a proprietary software, which provides a common database for applications, policy underwriting, billing, policy issuance, claims processing, reporting and interface with financial reporting. The software is entirely proprietary.
Net Income (Loss) per Share
Basic income (loss) per share is computed by dividing net earnings (losses) by the weighted average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic income (loss) per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.
The computations of basic and diluted net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net (loss) income	$(2,249,498)	$(1,882,996)	$(4,304,864)	$(1,435,572)
Weighted average common shares outstanding	14,546,340	13,761,417	14,561,235	12,858,540

Dilutive effect of outstanding warrants and options	—	—	—	—
Diluted common shares	14,546,340	13,761,417	14,561,235	12,858,540

Basic net (loss) income per share	$(0.15)	$(0.14)	$(0.30)	$(0.11)
Diluted net (loss) income per share	$(0.15)	$(0.14)	$(0.30)	$(0.11)
No outstanding warrants or options were considered dilutive in 2005 because the Company had a net loss.
Reserve for Claims
Reserves for claims are based upon the accumulation of cost and expenses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims and expenses that have occurred but have not yet been reported. Such estimates are based on many variables including historical and statistical information and other factors. The Company’s management utilizes an independently prepared actuarial report for its determination of reserves and believes that the estimate of the reserve for claims is reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Concentration of Credit Risks
During the first and second quarter 2005 and at June 30, 2005 the Company had deposits in banks in excess of the FDIC insurance limit.
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
Reclassifications
Certain amounts reported for the prior year have been reclassified to conform with the current year’s presentation.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 2 — OTHER RECEIVABLES
Other receivables are summarized by major classifications as follows:

	June 30,	December 31,
	2005	2004
Property & casualty insurance company not acquired	$—	$2,303,333
Officer	—	46,069
Insurance company	526,680	—
Miscellaneous	257,200	18,669

	$783,880	$2,368,071

On March 31, 2004, the Company entered into a contract to purchase a property & casualty insurance company, subject to customary closing conditions and the approval of the acquisition by the state of domicile Department of Insurance. As of March 18, 2005, the Department of Insurance approval had not been received and the Company’s Board of Directors decided to no longer pursue this acquisition. On April 11, 2005, the Company received approximately $2.3 million which represented the agreed upon recoverable costs from the property & casualty insurance company not acquired.
At June 30, 2005 and at December 31, 2004 the Company had an account receivable on its books from an officer for $0 and $46,069, respectively. The receivable had an interest rate of 5% per annum.
NOTE 3 — PREPAID EXPENSES
Prepaid expenses are summarized by major classifications as follows:

	June 30,	December 31,
	2005	2004
Interest on 11/11/2004 convertible debt	$1,093,134	$1,456,575
Legal and other fees paid in conjunction with 11/11/2004 convertible debt	910,952	1,225,093
Miscellaneous	97,448	179,182

	$2,101,534	$2,860,850

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment are summarized by major classifications as follows:

	June 30,	December 31,
	2005	2004
Furniture and fixtures	$157,363	$72,841
Equipment	386,969	377,999
Software	2,292,670	2,277,678
Leasehold improvements	195,219	47,781

	3,032,221	2,776,299
Less: accumulated depreciation	(1,003,385)	(595,380)

	$2,028,836	$2,180,919

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 5 — DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs are summarized as follows:

	June 30,	December 31,
	2005	2004
Balance at January 1	$578,329	$—
Acquisition costs incurred	1,381,029	1,988,306
Amortization of acquisition costs	(837,284)	(1,409,977)

Balance at June 30 and December 31, respectively	$1,122,074	$578,329

NOTE 6 — RESERVE FOR CLAIMS
Activity in the reserve for claims is summarized as follows for the six-months ended June 30, 2005 and year ended December 31, 2004:

	June 30,	December 31,
	2005	2004
Net Balance, beginning of year	$176,998	$301,847
Incurred losses related to:
Current year	853,507	1,661,735
Prior year	373,841	937,871

Total incurred	1,227,348	2,599,606
Paid losses related to:
Current year	(465,233)	(1,475,244)
Prior year	(550,666)	(1,249,211)

Total paid	(1,015,899)	(2,724,455)
Net balance, June 30, 2005 and December 31, 2004, respectively	$388,447	$176,998

Reserve for Claims is represented by:

	June 30,	December 31,
	2005	2004
Reserve for reported claims	$3,433	$7,173
Reserve for losses	385,014	169,825

	$388,447	$176,998

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 7 — DEBT
Notes Payable
On August 16, 2004 the Company raised $3,300,000 in a Secured Promissory Note. As part of the Company’s application to complete the insurance company acquisition, Hartville needed to demonstrate the financial capability to make a capital contribution to the acquisition target. This loan provided standby financing in the event the Company could not raise additional capital. The note was at 18% interest. The note was due October 18, 2004 and was paid in full October 20, 2004.
On August 31, 2004 Hartville Group entered into a security purchase agreement with an investment fund. The security purchase agreement was for convertible debt with a face value of $3,000,000. The debt was at 10% annual interest due monthly. The debt was convertible into common shares at maturity, on November 18, 2004, at a price per share of $1. The holder of the note could not convert to common shares until maturity and the Company could repay the debenture at any time before maturity thus avoiding conversion into shares. This convertible debt was re-paid in full on November 11, 2004 out of the Company’s issuance of convertible debentures discussed below. Attached to this convertible debenture were five-year warrants for 499,999 shares exercisable at a price of $4.25 per share. The exercise price of these warrants was re-set to $0.95 per share as a result of the November 26, 2004 Convertible Debenture transaction (see below). This re-pricing resulted in a beneficial discount on the warrants issued in connection with the August 31, 2004 Convertible Debenture. This beneficial discount has been reflected as a non recurring non-cash interest expense of $30,804 with the corresponding adjustment to paid-in capital for the fiscal year ended December 31, 2004.
The Company has a revolving line of credit with a financial institution for $50,000. The line of credit is unsecured with interest set at prime rate.
Long-term Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at June 30, 2005 and 2004 was $23,041 and $28,195, respectively. Interest expense for the note was $931 and $1,100 for the three months ended June 30, 2005 and 2004, respectively. Interest expense for the note was $1,907 and $2,302 for the six months ended June 30, 2005 and 2004, respectively. The equipment financed secures the note.
On November 11, 2004, the Company completed and issued on November 26, 2004 $11,038,780 of two-year Convertible Debentures due November 11, 2006 together with five-year Warrants to purchase up to 4,906,124 shares of common stock.. This convertible debt carries a 7% annual coupon. The full amount of interest was prepaid and is being amortized over the life of the Convertible Debenture. For the three and six months ended June 30, 2005 the amortization amounted to $182,232 and $363,441, respectively. There was a 7% fee along with 237,495 five-year warrants priced at $0.95 issued to the lead investment banker. A portion of the funds raised were used to pay in full the note due November 18, 2004. The conversion price in effect on any conversion date was set to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date with a floor of $0.95 per share (subject to adjustment). Due to failure by the Company to file its registration statement within the agreed time period this conversion price was re-set on February 17, 2005 to $0.95 per share with the stock registration period extended to June 30, 2005 and liquidated damages suspended until that date. The warrants were originally issued as exercisable at a price of $0.95 per share.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Instruments”. Accordingly, additional paid-in capital of $11,038,780 and a non-cash discount of these Convertible Debentures of $861 and $1,024 for the three and six months ended June 30, 2005, respectively, were recorded due to the beneficial conversion feature. The non recurring non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. These non recurring non cash discounts will be amortized over the life of the Debenture as an expense using the effective interest method. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $11,038,780 which is due at November 11, 2006.
The Company signed a note with a financial institution for $263,163 on March 23, 2005. The note is payable in 63 monthly installments with the first three payments being interest only. The note is secured by business assets and a personal guarantee. The interest rate on the note is fixed at 6.75%. Interest on this note for the three and six months ended June 30, 2005 was $3,918 The balance of this note at June 30, 2005 was $261,800.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 7 — DEBT (CONTINUED)
The company has penalties resulting from the failure to register shares of stock pursuant to the October 8, 2003 Stock Purchase Agreement. For the three and six months ended June 30, 2005 penalties were $121,039 and $257,826, respectively.
NOTE 8 — COMMITMENTS
The Company had leased space for five years at a rate of $5,156 per month. The property was in good condition but the space was not sufficient to meet our needs. The lease ended April 30, 2005. The Company moved into its new 12,395 square foot facility which is located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this new office is $11,879 per month with a ten year lease term that includes an expansion option for additional space.
Rental expense for office space equipment and vehicles was $118,946 and $38,943 for the six-months ending June 30, 2005 and 2004, respectively.
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005. The agreement runs through December 31, 2010 and for years 2004 and after the agreement calls for a minimum payment of $250,000 for 2005, with royalties being paid on a sliding scale of 5% in excess of $5 million to 1% on annual premiums over $100 million. In addition common stock purchase warrants are paid each year on a sliding scale of 25,000 warrants when annual premiums exceed $10 million up to 100,000 warrants when annual premiums exceed $100 million. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $154,195 and $123,737 for the six-months ended June 30, 2005 and 2004, respectively.
NOTE 9 — RELATED PARTY TRANSACTIONS
At June 30, 2005 and December 31, 2004 the Company had an accounts receivable on its books from an officer for $0 and $46,069, respectively. The receivable had an interest of 5%. On June 2, 2005, the officer of the Company returned 94,000 shares of the Company’s common stock to the Company to pay the receivable balance of $70,500. The treasury stock was accounted for on the cost method and was valued at $0.75 per share, the closing price per share of the Company’s common stock on June 2, 2005, as listed on the over-the-counter bulletin board.
NOTE 10 — NON-QUALIFIED STOCK OPTION PLAN
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
During 2004, under the Non-qualified Stock Option Plan, 482,600 options were granted to employees and directors at an exercise price of $3 per share. None of these options have been exercised, expired or cancelled since their grant date therefore the entire 482,600 shares remained outstanding at June 30, 2005. No options were granted during the three-month period ended June 30, 2005.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 11 — OPERATING SEGMENTS
The Company organizes its business into three reportable segments; the holding company, the insurance agency and the reinsurance company
A breakdown of the revenues and expenses by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Holding Company
Revenues	$—	$—	$—	$—
Administrative expenses	496,028	941,783	901,095	1,047,363

Operating (loss) income	$(496,028)	$(941,783)	$(901,095)	$(1,047,363)

Insurance Agency
Revenues	$242,521	$92,391	$499,124	$1,554,659
Administrative expenses	1,760,506	949,901	3,255,968	1,848,644

Operating (loss) income	$(1,517,985)	$(857,510)	$(2,756,844)	$(293,985)

Reinsurance Company
Revenues	$786,875	$684,904	$1,620,539	$1,478,652
Administrative expenses	22,975	19,750	37,072	35,438
Loss and expenses	516,051	594,998	1,227,338	1,209,246
Ceded costs	196,718	171,232	405,134	369,699

Operating (loss) income	$51,131	$(101,076)	$(49,005)	$(135,731)

NOTE 12 — SUBSEQUENT EVENTS
On July 29, 2005, the Company entered into a letter agreement with the November 11, 2004 purchasers of the Convertible Debentures and Warrants, as well as the warrant holders from the August 31, 2004 financing, which re-set the conversion price of the convertible debentures and the exercise price of the warrants to $0.75 per share. Pursuant to the letter agreement, the purchasers agreed to forbear any rights to liquidated damages if a registration statement covering the shares subject to the convertible debentures and the warrants is effective on or prior to September 30, 2005. If a registration statement is not effective by September 30, 2005, the purchasers are entitled to demand liquidated damages as set forth in the purchase agreement, applied retroactively to December 21, 2004.
On July 15, 2005, under the Non-qualified Stock Option Plan, 500,000 options were granted to an officer of the Company at an exercise price of $0.57 per share.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
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
DESCRIPTION OF BUSINESS
The Company
Hartville Group, Inc. (“Hartville”, “we”, “us”) is a holding company formed in the State of Nevada whose wholly-owned subsidiaries include Hartville Re formerly known as Hartville Insurance Company, Ltd (“Hartville Re”) and Petsmarketing Insurance.com Agency, Inc. (“Agency”). Hartville Re is a reinsurance company that is registered in the Cayman Islands, British West Indies. Hartville Re was formed to reinsure pet health insurance that is marketed by the Agency.
The Agency is primarily a marketing/administration company concentrating on the sale of its proprietary health insurance plans for domestic pets. Its business plan calls for introducing its product effectively and efficiently through a variety of distribution systems. The Agency, through its proprietary policy fulfillment system – PUPPS (Pet Underwriting Policy Processing System) – has the capability to provide online quotes, generate specific applications, approve applications, issue policies, and monitor claim trends on a proactive basis. PUPPS has been installed and was in full use as of July 1, 2004. Depreciation extends over a 36 month period.
Hartville’s business plan calls for a quota share participation on the pet health insurance originated by the Agency. Quota share participation is where insurers accept a percentage of the premium and assume a certain percentage of risk and thereby share in the amount of claims paid under policies. For example, three insurers elect to assume all the risk on a policy: insurer 1 takes 60% of risk, insurer 2 takes 30% and insurer 3 takes 10%. If a $1,000 claim was made each insurer would be responsible for their percentages; insurer 1 would pay $600, insurer 2 would pay $300 and insurer 3 would pay $100. The products, known as the Petshealth Care Plan and the Company’s generic brand for private label partnerships “Healthy Bark and Purr” pay up to eighty percent of all veterinary costs and medications received for any covered illness or injury (accident) following the annual deductible of $100 per pet. Selected plans provide coverage for routine vaccinations, heartworm testing and flea preventive medications, dental cleanings, and all plans cover the cost to spay or neuter a pet. Pet owners are free to use any licensed veterinarian in the United States, its possessions, territories and Canada; all plans provide a thirty-day risk free trial. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund (flat cancellation).
There are four plans offered, Basic/Essential, Value/Classic, Choice/Champion, and Best/Elite, and they have the following per incident and policy limits, respectively:

Basic/Essential	$1,500/$8,000
Value/Classic	$3,500/$11,000
Choice/Champion	$5,000/$13,000
Best/Elite	$2,500/$13,000
The current offering (policy) is restricted to only dogs and cats.
The Agency is licensed to act as insurance agency in forty-nine states of the United States including the District of Columbia.
Management believes, based on their research from studies by the American Veterinary Medical Association (AVMA), veterinary colleges, and market researchers, that there is a demand among pet owners and veterinarians for affordable, comprehensive pet health

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
insurance. Articles in veterinary journals and consumer publications reinforce this demand and the high intrinsic value pet owners place on protecting their human-to-companion pet bonding.
All our revenues are derived from premium dollars. The Agency sells pet insurance policies to pet owners who pay insurance premium. As these premiums are collected at the close of each month, an insurance report is prepared that shows the total collected premium for the month. This premium is then allocated to the appropriate parties: a) 20% of the premium flows to the Agency as commissions and b) the remaining 80% flows to the reinsurers. Insureds can pay these insurance premiums either monthly, quarterly, semi-annually or annually. Insureds can pay by credit card, automatic check withdrawal or by check.
Commencing April 2003, Hartville began writing pet insurance policies through State National Insurance Company. Hartville Re offered and executed reinsurance slips to continue assuming underwriting risk as previously, however, now at a 40% quota share. In July 2004 Hartville canceled and re-wrote its entire book of pet insurance policies, with Department of Insurance approval, on the insurance acquisition target, that is, the intended property and casualty insurance company that Hartville was to acquire. Hartville Re assumed 100% quota share reinsurance of the underwriting risk initially and intended to reduce this post transfer of the pet insurance book to 70% with other willing reinsurers. The potential underwriting income or (loss) from the 2003 treaty (book of business transfer) was transferred to Hartville Re from the target insurance acquisition and ceded to the 2004 account. On August 15, 2004, the Department of Insurance, at no fault of Hartville, withdrew the Company’s writing authority through the acquisition target. As a result, Hartville Re’s underwriting risk retention was not reduced to 70%, but was maintained at 100% in view that reinsurers would now not subscribe to the quota share agreement. The Company secured writing authority from another carrier on August 25, 2004 and all new and renewal business going forward was written with this internationally recognized insurer who retained 100% of the underwriting risk. This underwriting agreement has been amended effective January 1, 2005 with Hartville Re retaining 50% quota share of the underwriting risk going forward. There are no related party transactions with these reinsurers or MGAs.
We are a direct solicitor of our pet insurance plans. We have an inbound call center to enroll perspective pet owners that inquire about our plans. We also sell our plans through the internet. All our personnel are salary based and do not receive commissions. The Company is introducing a one-time commission incentive to licensed agents in our inbound call center. We receive 100% of the commissions paid on the policies.
We do not depend on any one customer. Our products are unlike other insurance policies where major relationships can prove essential. Most people have and insure not more than four pets, thus the amount of premium paid is not significant. We have and are dependent on our relationship with our fronting insurance carrier. If the insurance carrier elected to no longer write this business, Hartville would be forced to find an alternate insurance provider and if unsuccessful, would have to cease writing business. Our website address is www.petshealthplan.com. This system provides inquiring pet owners the ability to enter their pet information into the system and receive an insurance quote. The pet owner, at their option, may either enter their credit card and submit their application for underwriting or simply print off an application and return via mail with a check. The web site is used more for information that later results in an inbound call with an enrollment with one of our customer service representatives.
History
Hartville Group, Inc. was incorporated in the State of Nevada on February 1, 2001 as a holding company of Petsmarketing Insurance.com Agency, Inc., incorporated in the State of Ohio on March 31, 2000, which sells sickness and accident policies for domestic household pets, and for Hartville Re, which was incorporated in the Cayman Islands on October 19, 2001 and holds a restricted class B Insurer’s License under the law of the Cayman Islands. Class B Insurer is the designation given by the Monetary Authorities of the Cayman Islands for a property and casualty insurance company. This class designates that a company is not authorized to write business other than property and casualty insurance.
Petshealth Insurance Agency, Inc. was formed in 1997 as the original pet marketing agency. This agency was dissolved and reorganized into Petsmarketing Insurance.com Agency, Inc. Petsmarketing Insurance.com was a subsidiary of Petsmarketing Inc., a pink sheet company. The securities firm for Petsmarketing Inc. defaulted on its investment and subsequently the subsidiary, Petsmarketing Insurance.com Agency, was acquired by Hartville Group, Inc., which included the licenses of Petsmarketing Insurance.com Agency, Inc. Thus, Petsmarketing Insurance.com Agency, Inc. through its parent Petsmarketing Inc. was our predecessor.
On September 9, 2002, Hartville Group, Inc. changed its name to Hartville Equestrian, Inc.
Venturelist.com was a company that had no operations and whose management was seeking a merger partner. Venturelist.com, Inc. changed its name to Hartville Group, Inc. on September 9, 2002. On September 12, 2002, Hartville Group, Inc., acquired 100% of the issued and outstanding shares of Hartville Equestrian, Inc., formerly Hartville Group, Inc. in exchange for 2,251,000 post forward split

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
shares (Venturelist.com, Inc. effected a 4:1 forward stock split on September 11, 2002) of Venturelist.com, Inc.’s common stock. . The reverse merger transaction with Venturelist.com, Inc. gave us a listing on the NASD-OTC Bulletin Board. Our common stock trades under the stock symbol “HTVL”.
Government Regulation and Licenses
Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America regulates the conduct of insurance business within its borders through a Department of Insurance. These Departments set forth the policies of insurance that may be sold in the state and licenses all person that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.Com AAgency, Inc. is licensed by forty-nine State Departments of Insurance including the District of Columbia.
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
Caledonian Insurance Services Limited is validly licensed pursuant to the insurance law to carry on insurance business in the Cayman Islands and is validly licensed pursuant to the insurance law to carry on business as an insurance manager in the Cayman Islands. As the insurance manager Caledonian provides to Hartville Re those services as are reasonably necessary and/or desirable for the efficient operation of the business which includes: a) Provide such properly qualified and experienced staff and such premises and support services; b) keep separate books of account, bank accounts and accounting records; c) collect and/or supervise the collection of all monies due in connection with the business; d) purchase office supplies necessary to conduct business; e) maintain minute books; f) all filings and returns required by the insurance law; g) attend all board meetings; and h) act as general representative of Hartville for the purposes of insurance law.
The Competition
Hartville Group, Inc.’s major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has the largest position with an estimated 85% of the insurance market in the United States with premium revenue of approximately $70 million and more than 200,000 policies. VPI is 65% owned by Scottsdale Insurance Company, which in turn is a wholly owned subsidiary of Nationwide Mutual Insurance Company. Pet Care Insurance is a product offered by Pethealth Inc., and is underwritten by Lincoln National Insurance Company. In comparison, Hartville has, as of June 30, 2005, 22,837 pets in-force which totaled $6.6 million in annual premium, which is a 10% increase since January 1, 2005. Currently the Company through its agency recognizes 20% of this premium, when earned, as commissions with the balance (80% of premium) going to the reinsurers, of which Hartville Re is a participating reinsurer. Hartville only reports as income the quota share portion ceded to our reinsurance company;, thus, since we have only reinsured 20% to 50% of the underwriting risk, the remaining 80% to 50% of the premium has not been reflected in our financials since it does not flow to Hartville Group.
Hartville’s policy is a true indemnity plan with a $100 annual deductible with the insurance company covering up to80% of the customary veterinary costs with the insured responsible for 20%. Assuming the underwriting risk on the policies and acting as a sales and marketing agency allows us to design specific and unique products for marketing strategies. For a fee of not less than $250,000 per year Hartville Group may use any of the Garfield comic strip characters in the promotion of its pet health insurance plans. The right to use these characters ends December 2010. Usage of the characters in various marketing media includes: print advertisement; product brochures; internet web pages; and television media. Use of the characters in any of the aforementioned methods must be approved by the Paws Corporation, owners of the Garfield Character rights for content and to ensure accurate character portrayal.
Employees
We employed 43 full-time and 4 part-time personnel, as well as 4 temporary staff as of June 30, 2005. The staff reviews all policy applications and issues policies; and reviews all claims and issues payment of claims when appropriate. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.
Recent Events
On June 2, 2005 the Company filed an SB-2 registration statement with the SEC to register certain previously issued shares of the Company and shares issuable upon conversion of debentures and warrants. To date, the registration statement has not been declared effective by the SEC.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
On July 29, 2005, the Company entered into a letter agreement with the November 11, 2004 purchasers of the Convertible Debentures and Warrants, as well as the warrant holders from the August 31, 2004 financing, which re-set the conversion price of the convertible debentures and the exercise price of the warrants to $0.75 per share. Pursuant to the letter agreement, the purchasers agreed to forbear any rights to liquidated damages if a registration statement covering the shares subject to the convertible debentures and the warrants is effective on or prior to September 30, 2005. If a registration statement is not effective by September 30, 2005, the purchasers are entitled to demand liquidated damages as set forth in the purchase agreement, applied retroactively to December 21, 2004.
On March 31, 2004, the Company entered into a contract to purchase a property & casualty insurance company, subject to customary closing conditions and the approval of the acquisition by the state of domicile Department of Insurance. As of March 18, 2005, the Department of Insurance approval had not been received and the Company’s Board of Directors decided to no longer pursue this acquisition. On April 11, 2005, the Company received approximately $2.3 million which represents the agreed upon recoverable costs from the property & casualty insurance company not acquired.
As of May 8, 2004, the Company was in default, and continues to be in default, for failing to registering those shares of common stock pursuant to the terms and conditions of a Registration Rights Agreement entered into in connection with the October 2003 financing. Failure to register those shares and underlying warrants pursuant to this agreement within six months of the closing date would result in the Company’s obligation to pay liquidated damages to the investors at a rate of 12% of the purchase price per annum payable per month. Such liquidated damages were $121,039 for the three-months ended June 30, 2005 and $257,826 for the six-months ended June 30, 2005.
Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005 by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 – JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman, former officers and directors of our Company; and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the Defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The Plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The Company has not, as yet, filed an answer to the Complaint. The ultimate outcome of this suit or any litigation is uncertain. The Company believes that this action is without merit and intends to vigorously defend against the claims raised in this action.
As previously disclosed, two other lawsuits were previously filed against the Company and Messrs. Smith and Cashman by what appears to be the same parties in interest arising out of the same series of transactions which are subject of the action filed by Thomas H. Casey. Each of the prior actions, one of which was filed in the Superior Court of California, Orange County Division, and one of which was filed in the United States District Court, Los Angeles County, California, were withdrawn.
Submission Of Matters To Vote Of Security Holders
None.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND JUNE 30, 2004
We are organized into three reportable segments: the holding company (Hartville Group, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Re formerly known as Hartville Insurance Company, LTD). Hartville Group currently generates revenue from two sources. First, Petsmarketing Insurance.com Agency, Inc. (“Agency”) receives 20% (30% for the six months ended December 31, 2004) of the premiums on policies written as a commission. Second, Hartville Re earns underwriting profit or (loss) on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Re.
Our income is comprised of two components: first, commission income on the sale of pet insurance policies and second, underwriting profits generated from the insured policy risk retained by us. In the three-month period ending June 30, 2005, Hartville Re reported sharing on an assumed premium based participation of 50% on business written through the insurance agency. Therefore, 50% of the 80% net premiums, that is, gross premium less commissions of 20%, are reflected on our income statement as premium income. Since our ceded risk participation is 50%, the remaining 50% of the net premiums do not flow through our financial statements as this represents participation for non-related third party reinsurers.
Results of Operations
Total premiums were $1,567,436 of which $786,875 was retained by Hartville for the three-month period ending June 30, 2005 compared to the three-month period ending June 30, 2004 where total premiums were $1,710,969 of which Hartville retained $684,904. For the six months ended June 30, 2005, total premium was $3,073,742 of which Hartville retained $1,620,539 compared to total premium of $3,619,449 with $1,478,652 being retained for the six-months ended June 30, 2004. 1,652 new pets were insured for the three-month period ending June 30, 2005 compared to a decrease of 1,623 new pets insured during the three-month period ending June 30, 2004. For the six months ended June 30, 2005, new pets insured were 1,961 compared to a decrease of 1,615 new pets insured for the six months ended June 30, 2004. Total premiums for 2005 are less than the comparative period of 2004 primarily due to the AKC business which was not renewed, and whose policies ran off through March of 2005. This higher percentage retention relative to the premium written is primarily due to the higher quota share of the underwriting risk that Hartville Re assumed.
Philip Heckman, Ph.D., ACAS, MAAA of Heckman Actuarial Consultants, Ltd., has conducted actuarial studies with updates on the overall experience, rate adequacy, and reserve requirement provisions of the Petshealth Care Plan following the establishment of Hartville Re from April 2001 through the January 31, 2004.The aggregate loss ratio inclusive of all loss adjustment expenses (LAE) from 2001 through June 30, 2005 has ranged between 55% and 65% with some upward trending over time; therefore, periodic rate adjustments have and will continue to be made. The reported loss ratio on the entire pet health insurance book from January 1, 2003 through June 30, 2005, on a cash basis, which is total premium collected to actual total claims paid out including LAE was 52.65% and 58.5% with a reserve. As of the six months ended June 30, 2005, Hartville Re’s quota share of retained risk on the reinsurance treaties for 2004 reported a 67.2% loss ratio with LAE as compared to the reinsurance treaties of 2003 which, as of this ending period, reported a 60.9% loss ratio for our quota share of retained risk. The 2004 treaty loss ratio is a combination of two separate reinsurance agreements. The first agreement was with our former fronting insurance carrier wherein the loss ratio was 40.5%. The second agreement was with the intended insurance acquisition target and reported a 73.8% loss ratio. This higher loss ratio on the second agreement was the result of moving our pet insurance business on July 1, 2004 and then again on September 1, 2004, which created an adverse retention ratio. Hartville Re, having retained 100% of the underwriting risk for a short specific period, selected against itself in that the entire life cycle of the policy could not be recognized. Management views this as an isolated event with the loss ratio returning to normal ranges.
Commissions earned by Petsmarketing Insurance.com for the three months ended June 30 2005 and 2004 were $242,521 and $92,391, respectively. For the six months ended June 30, 2005 and 2004, commissions earned were $499,124 and $1,554,659, respectively. The increase for the six months ended June 30, 2004 was due to a reversal of a one-time recognition of a sliding scale commission in 2004 of $934,901, of which $393,116 was offset in the second quarter and $215,991 was offset in the third quarter. The offset in the second quarter explains the appearance of increased commissions for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. Commissions retained by the Agency were 20% for the six months ended June 30, 2005 compared to 30% for the six months ended June 30, 2004.
Operating expenses were $2,992,278 and $2,677,664 for the three-month period ended June 30, 2005 and 2004, respectively For the six months ended June 30, 2005 and 2004, operating expenses were $5,826,607 and $4,510,390, respectively. Operating expenses increased due to a number of factors:

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
Increased employment costs due to hiring of additional management

Amortization of a proprietary software system which the company began amortizing in July 2004

Increased activity on marketing campaigns

Increased professional and audit fees due to SB-2 registration, the engagement of new auditors and the restatement of our financials

One-time fees of investment banking costs on capital raised

Non-recoverable costs of the terminated insurance acquisition
During the three and six months ended June 30, 2005 we reduced the number of contract employees and reduced the royalties paid on business written compared to the three and six months ended June 30, 2004.
Operating income (loss) for the three-month period ending June 30, 2005 and 2004 was $(1,962,882) and $(1,900,369), respectively. For the six months ended June 30, 2005 and 2004, operating income (loss) was $(3,706,944) and $(1,477,079), respectively. Increased operating loss for the six months ended June 30, 2005 is primarily attributed to insurance operations due to lower commissions and an increased operating expense ratio, as explained above.
Other income increased from $17,373 for the three-month period ended June 30, 2004 to $25,078 for the three-month period ended June 30, 2005. For the six months ended June 30, 2005, other income increased to $65,358 from $41,507 for the six months ended June 30, 2004. Other income is interest income on cash accounts.
Other expenses increased from $0 for the three-month period ending June 30 2004 to $311,694 for the three-month period ending June 30 2005. For the six months ended June 30, 2005, other expenses increased from $0 for the six months ended June 30, 2004 to $663,278 for the six months ended June 30, 2005. Other expenses are expenses associated with the operations of the parent company, for interest penalties resulting from the failure to register shares of stock pursuant to the October 8, 2003 Stock Purchase Agreement and financing costs on all convertible debenture transactions.
The net income (loss) for the three-month period ending June 30 2005 was $(2,249,498) or $(0.15) per share. This compares to $(1,882,996) or $(0.14) per share for the three-month period ending June 30 2004. The net income (loss) for the six months ended June 30 2005 was $(4,304,864) or $(0.30) per share. This compares with $(1,435,572) or $(0.11) per share for the six months ended June 30 2004. The net loss is comprised of three components. First, the reinsurance segment (Hartville Re) reduction in ceded premium due to policy runoff. For the three months ended June 30, 2005 premium was $1.6 million compared to $1.7 million for the three months ended June 30, 2004. For the six months ended June 30, 2005 premium was $3.1 million compared to $3.6 million for the six months ended June 30, 2004. The decrease is primarily due to a discontinued marketing campaign with PetPartners/American Kennel Club. Second, the agency segment (Petsmarketing) reduction in commission income due to premium runoff, as noted in the reinsurance segment, as well as a reduced commission percentage and increased operating expenses. Third, the holding company segment (Hartville) incurred increased legal and brokerage fees associated with capital funding transactions, including the various debt transactions in 2004, interest penalties due to the failure to register shares pursuant to the purchase agreements and non-recoverable costs associated with the termination of the insurance company acquisition. The terminated insurance acquisition, together with the Company failing to register shares timely, impacted the Company’s overall business model.
Liquidity and Capital Resources
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
On August 31, 2004 Hartville Group entered into a security purchase agreement with an investment fund. The security purchase agreement was for convertible debt with a face value of $3,000,000. The debt was at 10% annual interest due monthly. The debt was convertible into common shares at maturity, on November 18, 2004, at a price per share of $1. The holder of the note could not convert to common shares until maturity and the Company could repay the debenture at any time before maturity thus avoiding conversion into shares. This convertible debt was re-paid in full on November 11, 2004 out of the Company’s issuance of convertible debentures discussed below. Attached to the August 31, 2004 convertible debt were five-year warrants for 499,999 shares exercisable at a price of $4.25 per share. The exercise price of these warrants was re-set to $0.95 per share as a result of the November 26, 2004

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
Convertible Debenture transaction (see below) and further re-set to $0.75 per share as a result of the July 29, 2005 agreement (see below). This re-pricing resulted in a beneficial discount on the warrants issued in connection with the August 31, 2004 Convertible Debenture. This beneficial discount has been reflected as a non recurring non-cash interest expense of $30,804 with the corresponding adjustment to paid-in capital for the fiscal year ended December 31, 2004.
On November 26, 2004, the Company raised $11,038,780 using Convertible Debentures due November 11, 2006, which included Warrants. The convertible debt is for 2 years with a 7% coupon. The full amount of interest was prepaid. The conversion price in effect at any conversion date shall be equal to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date, provided, however, that the Conversion Price shall never be equal to a price lower than $0.95 (subject to adjustment). This price was amended on February 17, 2005 to a conversion price of $0.95 per share and further amended on July 29, 2005 to a price of $0.75 per share. The warrants are five year warrants to purchase up to 4,906,124 shares of common stock at an exercise price, after giving effect to the July 29, 2005 amendment, of $0.75 a share. The Company had an obligation, pursuant to registration rights agreement, to register for resale the shares underlying the Convertible Debentures and the Warrants by June 30, 2005 in order to avoid paying liquidated damages to investors. As the securities were not registered by June 30, 2005, the Company entered into the July 29, 2005 amendment which reduced the conversion price and warrant exercise price to $0.75 per share. In consideration of the reduced conversion and exercise price, the purchasers agreed to forbear any rights to liquidated damages if a registration statement covering the shares subject to the convertible debentures and the warrants is effective on or prior to September 30, 2005. If a registration statement is not effective by September 30, 2005, the purchasers are entitled to demand liquidated damages as set forth in the purchase agreement, applied retroactively to December 21, 2004.
The funds raised in the November 2004 financing were used to pay in full the note due November 18, 2004. There was a 7% fee along with 25,000 warrants per $1,000,000 raised that is due to the lead investment banker. Financial Statements of the Company as a result of raising capital through Convertible Debentures and warrants together with unregistered shares of stock issued for services created a potential beneficial discount to holders. The Company in accordance with FASB 123 “Accounting for Stock Based Compensation” and EITF 98-5 has recognized for the three months ended June 30, 2005 the non-cash expense of $157,070 and $904,500 for the three months ended June 30, 2004 in connection with these instruments. For the six months ended June 30, 2005, the Company has recognized $314,140 and $968,988 for the six months ended June 30, 2004 of non-cash expenses in connection to these instruments. These amounts do not reflect the July 29, 2005 amendment to $0.75 per share. The Company, as part of EITF 98-5, has discounted the convertible debenture for $11,038,780 to account for the effect of the beneficial conversion and will recognize through 2006, using the effective interest method, $11,038,780 in non-cash expenses in connection with the potential beneficial conversion discount on these convertible debentures. The company amortized $1,024 of the discount for the six months ended June 30, 2005. With this financing in place, management believes it can sustain operations and complete its business plans. In the next 12 operating months, we intend to refocus and grow the pet health insurance business and continue to explore the establishment of a U.S. Property and Casualty insurance company in order to eliminate our dependency on a fronting—underwriting—insurance company. The Company has sufficient operating cash for 2005.
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

ITEM 3. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
     As of the end of the period covered by this report, the Company had not carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. This evaluation has not been done, which is to be under the supervision and with the participation of the Company’s Principal Executive Officer and Principal Financial Officer. Based upon no evaluation, the Principal Executive Officer and Principal Financial Officer cannot conclude that the Company’s disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Company’s disclosure obligations under the Exchange Act.
CHANGES IN INTERNAL CONTROLS
     There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls since the most recent evaluation of such controls.
PART II OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a defendant in a suit filed on June 27, 2005 by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman, former officers and directors of our Company; and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the Defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The Plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The Company has not, as yet, filed an answer to the Complaint. The ultimate outcome of this suit or any litigation is uncertain. The Company believes that this action is without merit and intends to vigorously defend against the claims raised in this action.
As previously disclosed, two other lawsuits were previously filed against the Company and Messrs. Smith and Cashman by what appears to be the same parties in interest arising out of the same series of transactions which are subject of the action filed by Thomas H. Casey. Each of the prior actions, one of which was filed in the Superior Court of California, Orange County Division, and one of which was filed in the United States District Court, Los Angeles County, California, were withdrawn.
Item 2. Changes in Securities
     On June 2, 2005, an officer of the Company returned 94,000 shares of the Company’s common stock to the Company to pay an account receivable balance of $70,500 owed to the Company. The treasury stock was accounted for on the cost method and was valued at $0.75 per share, the closing price per share of the Company’s common stock on June 2, 2005, as listed on the over-the-counter bulletin board.
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits and Reports on Form 8-K

A. Exhibits:

10.1	Form of Letter Agreement in connection with Debenture and Warrant Agreements

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
B. Reports of Form 8-K.
On April 29, 2005, the Company announced the election of its chief executive officer.
On June 7, 2005, the Company announced the resignation of a member of its Board of Directors.
No other reports on Form 8-K were filed during the quarter ended June 30, 2005, for which this report is filed.

HARTVILLE GROUP, INC.
In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SIGNATURE

August 15, 2005	/s/ Dennis Rushovich

Dennis Rushovich
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

August 15, 2005	/s/ Dennis Rushovich

Dennis Rushovich
Chief Accounting Officer
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1	Form of Letter Agreement in connection with Debenture and Warrant Agreements

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.