Form 10QSB/A
period 2004-03-31
HARTVILLE GROUP INC
filed 2005-11-21
CIK 1126960

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE: none
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

Part II – Other Information

Signatures

Index to Exhibits
Exhibit 31.1 Sect 302 Certification of CEO
Exhibit 31.2 Sect 302 Certification of CFO
Exhibit 32.1 Sect 906 Certification of CEO
Exhibit 32.2 Sect 906 Certification of CFO

INTRODUCTORY NOTE
This Form 10-Q/A further amends the Company’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2004, filed with the Securities and Exchange Commission on April 22, 2005 (the “First 10-Q/A”). The First 10-Q/A amended the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, initially filed with the Securities and Exchange Commission on May 20, 2004 (the “Original Filing”) to reflect the restatement of the Company’s consolidated financial statements as of and for the quarter ended March 31, 2004, and the notes related thereto.
On November 10, 2005, Hartville Group, Inc. (the “Company”) issued a press release announcing that it would amend its previously issued financial information for the years ended December 31, 2003 and 2004 and quarterly financial information for 2003, 2004 and the first two quarters of 2005 to restate the financial statements included in the reports to reflect a reconciliation of certain balance sheet accounts at the Company’s reinsurance subsidiary (Hartville Re Ltd.). The modifications identified involved a reinsurance contract for premiums earned in 2003 and 2004 which were originally accounted for based on the reinsurance slips whereby Hartville Re would have a 40 percent quota share of the risk. Ultimately, Hartville Re’s correct share of the underwriting risk was zero.
Accordingly, this Form 10-QSB/A is being filed to amend the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2004, in order to reflect the restatement of the Company’s consolidated financial statements as of March 31, 2004. The restatement arose from management’s determination that a reinsurance contract for premiums earned in 2003 and 2004, which were originally accounted for based on the reinsurance slips whereby Hartville Re was to have a 40 percent quota share of the risk, was not the controlling agreement. Rather, a subsequent contract, whereby Hartville Re shared in none of the underwriting risk, was ultimately the controlling agreement. This reduces premium revenues for Hartville Re in 2003 and 2004, along with losses and expenses.
In addition, the restatement in 2004 for commission income relates to a performance based commission that the Company originally recognized in the first quarter of 2004, but then subsequently reduced in the second and third quarters of that year. The restatement has recognized all of the reduced performance based commission in third quarter. This effectively removes the performance based contract commission income from the first quarter of 2004 and increases commission income in the second and third quarters of 2004.
Finally, the restatement in 2004 and 2003 includes miscellaneous reclassifications on the balance sheets. These reclassifications have no effect on the Company’s income statements.
The restatements, including their impact on the consolidated financial statements are further described in Note 8 to the consolidated financial statements. Generally, minimal attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatements. This Form 10-QSB/A does not reflect events occurring after the filing of the original report on Form 10-QSB with the Securities and Exchange Commission on November 20, 2004. Accordingly, this 10-QSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended:
Part 1, Item 1 — Interim Financial Statements (unaudited) (restated)
Part 1, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part 1, Item 4 — Controls and Procedures
Part 2, Item 6 — Exhibits and reports on Form 8-K

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

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2004 and, 2003
Unaudited Restated

	March 31,	March 31,
	2004	2003
	As Restated
ASSETS
Current Assets
Cash	$7,271,125	$2,091,852
Commissions receivable	369,633	188,720
Other receivables	293,856	1,807,279
FIT Receivable	300,000
Prepaid expenses	89,517	55,164

Total Current Assets	8,324,131	4,143,015

Fixed Assets
Property and equipment — net	330,211	147,012
Deferred policy acquisition costs — net	66,208	—

	396,419	147,012

Other Assets
Licensing fees. Less accumulated depreciation of $32,886	23,641	25,698
Other non-current assets	1,068,712	368,344
	—	156

	1,092,353	394,198

Total Assets	$9,812,903	$4,684,225

See accompanying notes to financial statements.

	March 31,	March 31,
	2004	2003
	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Note Payable	$—	$3,000,000
Accounts payable	69,156	41,760
Reserve for claims	157,041	19,000
Accrued expenses	171,128	73,378
Premium deposits	1,784,064	696,168
Unearned commissions	—	—
Accrued taxes	89,839	—
Current portion of long-term debt	4,985	8,324

Total Current Liabilities	2,276,213	3,838,630

Long-Term Debt	24,394	3,974

Total Liabilities	2,300,607	3,842,604

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 12,746,469 and 3,026,870 issued and outstanding at March 31, 2004	12,746	3,027
Additional paid in capital	9,278,267	1,664,454
Retained earnings (deficit)	(1,778,717)	(775,860)
Stock purchase receivable	—	(50,000)

	7,512,296	841,621

Total Liabilities and Stockholders’ Equity	$9,812,903	$4,684,225

Hartville Group, Inc. and Subsidiaries
Consolidated Statement of Income
For the Quarter Ended March 31, 2004 and March 31, 2003
Unaudited Restated

	March 31,	March 31,
	2004	2003
	As Restated
Commissions	$527,367	$338,979
Premiums	62,024	320,269

	589,391	659,248

Losses and expenses	237,055	138,206
Ceded costs	15,534	92,944
General and administrative	1,018,809	377,270

	1,271,398	608,420

Operating (loss) income	(682,007)	50,828

Other income	24,134	1,479
Other expense	(1,202)	—

(Loss) income before taxes	(659,075)	52,307

Provision for taxes	—	—

NET (LOSS) INCOME	$(659,075)	$52,307

Net (loss) income per common share	$(0.05)	$0.02

Weighted average common shares outstanding	12,180,656	3,026,870
See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Quarter Ended March 31, 2004 and March 31, 2003
Unaudited Restated

	March 31,	March 31,
	2004	2003
	As Restated
Cash flows from operating activities

Net (Loss) Income	$(659,075)	$52,307
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	24,690	16,082
Amortization	4,332	—
Stock for services (Non-cash)	64,488	12,161
Amortization of discount on debt	—	—
(Increase) commissions receivable	317,744	(83,062)
(Increase) Other receivables	181,457	(1,638,506)
(Increase) decrease FIT Receivable	(300,000)
(Increase) decrease Prepaid expenses	(19,129)	(3,806)
(Increase) Licensing fees	(4,605)	(1,500)
Increase (decrease) Accounts payable	60,700	(17,662)
Increase (decrease) Accrued expenses	(1,749)	11,849
Increase Premium deposits	244,416	305,652
(Decrease) Unearned Commission	—	—
(Decrease) Due to fronting carrier	—	(46,630)
Increase Reserve for losses	(10,803)	—
Loss on Disposal of Assets	—	—

Net Cash Used for Operating Activities	(97,534)	(1,393,115)

Cash Flows from Investing Activities
Acquired Deferred policy acquisition costs	(71,140)	—
Acquired Property and equipment	(181,817)	(27,576)
Increase (decrease) Other non-current assets	(237,292)	(82,543)

Net Cash Used for Investing Activities	(490,249)	(110,119)

Cash Flows from Financing Activities
Proceeds from notes payable	—	3,000,000
Payment on notes payable	(2,145)	(6,721)
Sale of common stock	207,590	—

Net Cash Provided from Financing Activities	205,445	2,993,279

Net Decrease in Cash and Cash Equivalents	(382,338)	1,490,045

Cash and Cash Equivalents — Beginning	7,653,463	601,807

Cash and Cash Equivalents — Ending	$7,271,125	$2,091,852

HARTVILLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2004
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
March 31, 2004
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
Hartville Insurance Company LTD has taken a 0% quota share (compared to a 20% per quota share in 2002) participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by a nationally licensed insurance company. The remaining 100% of risk (80% in 2002) was ceded to re-insurers. On April 1, 2003 the Company changed fronting carrier and because of this the Company was able to assume 100% of the risk for one quarter in 2003, thereby increasing its re-insurance profits for the year. The policies have been issued on a “claims made” basis with policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian’s fees and $5,000 per animal for mortality.
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
March 31, 2004
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
March 31, 2004
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
NOTE 2 — OTHER NONCURRENT ASSETS
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
NOTE 3 — FIXED ASSETS
Property and equipment are summarized by major classifications as follows:

March 31,
2004
Furniture and fixtures	$64,173
Equipment	242,424
Software	159,011
Leasehold Improvements	47,780

513,389
Less: accumulated depreciation	(183,178)

$330,211

HARTVILLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
NOTE 3 — FIXED ASSETS-CONTINUED
Deferred policy acquisition costs are summarized as follows:

March 31,
2004
Deferred policy acquisition costs	$71,140
Less: accumulated amortization	(4,332)

$66,208

``
Future amortization on Deferred policy acquisition costs:

2004	$23,713
2005	$23,713
2006	$18,702
2007	$-0-
2008	$-0-
NOTE 4 — NOTES PAYABLE
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
On May 9, 2002 the Company entered into a lease purchase arrangement with a finance company for a computer system. The total borrowed was $21,406. The note calls for 24 monthly payments of $1,021 including interest at 13.4%. The last three payments

HARTVILLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
NOTE 4 — NOTES PAYABLE-CONTINUED
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
NOTE 5 — COMMITMENTS
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
NOTE 5 — COMMITMENTS — CONTINUED
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
NOTE 6 — RELATED PARTY TRANSACTIONS
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
A breakdown of the revenues and expenses by segment is as follows:
Holding Company

As restated
Revenues	$-0-
Administrative expenses	105,580

Income	$(105,580)

Insurance Agency

As restated
Revenues	$527,367
Administrative expenses	897,541

Income	$(370,174)

HARTVILLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
March 31, 2004
NOTE 7 — OPERATING SEGMENTS — CONTINUED
Reinsurance

As restated
Revenues	$62,024
Expenses
Loss and expenses	237,055
Ceded costs	15,534
Administrative	15,688
268,277

Income	$(206,253)

NOTE 8 — RESTATEMENT OF FINANCIALS
The primary reason for the restatement arose from management’s determination that a reinsurance contract for premiums earned in 2003 and 2004, which were originally accounted for based on the reinsurance slips whereby Hartville Re was to have a 40 percent quota share of the risk, was not the controlling agreement. Rather, a subsequent contract, whereby Hartville Re shared in none of the underwriting risk, was ultimately the controlling agreement. This reduces premium revenues for Hartville Re in 2003 and 2004, along with losses and expenses.
In addition, the restatement in 2004 for commission income relates to a performance based commission that the Company originally recognized in the first quarter of 2004, but then subsequently reduced in the second and third quarters of that year. The restatement has recognized all of the reduced performance based commission in third quarter. This effectively removes the performance based contract commission income from the first quarter of 2004 and increases commission income in the second and third quarter of 2004.
Finally, the restatement in 2004 and 2003 includes miscellaneous reclassifications on the balance sheets. These corrections have no effect on the Company’s income statements.

	Consolidated Statements of Income
	As previously
For the Three Months Ended March 31, 2004	reported	Adjustments	As restated
Commissions	$1,462,268	$(934,901)	$527,367
Premiums	793,748	(731,724)	62,024
Losses and expenses	614,248	(377,193)	237,055
Ceded Costs	198,467	(182,933)	15,534
General and administrative	1,020,011	(1,202)	1,018,809
Operating (loss) income	423,290	(1,106,499)	(683,209)
Other expenses	—	(1,202)	(1,202)
Income before taxes	447,424	(1,106,499)	(659,075)
NET (LOSS) INCOME	$447,424	$(1,106,499)	$(659,075)

	Consolidated Balance Sheet
	As previously
March 31, 2004	reported	Adjustments	As restated
Commissions receivable	$1,304,534	$(934,901)	$369,633
Other receivable	304,024	(10,168)	293,856
Total assets	10,757,972	(945,069)	9,812,903
Reserve for claims	356,943	(199,902)	157,041
Premium deposits	1,010,510	773,554	1,784,064
Total current liabilities	1,702,561	573,652	2,276,213
Total liabilities	1,726,955	573,652	2,300,607
Retained earnings (deficit)	(259,966)	(1,518,721)	(1,778,687)
Total shareholders’ equity	9,031,017	(1,518,721)	7,512,296
Total liabilities and shareholders equity	$10,757,972	$(945,069)	$9,812,903

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
We wrote business in 2002 through March 2003 with Clarendon National Insurance Company. Hartville Group took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Insurance Company assumed 20% of the underwriting risk with Clarendon National Insurance Company assuming 20% and others, such as R+V Risk and Hannover Re, assuming the remainder. Commencing in April 2003, we began writing business through State National Insurance Company with 100% reinsurance through an unrelated entity. There are no related party transactions with reinsurers. Hartville Group, due to surplus capital or reserves, is limited to what dollar amount of risk Hartville Insurance Company can take. Based on our written premium level, we are limited to a maximum 40% risk retention. The remaining risk is passed on to other reinsurance companies. These other companies retain all underwriting profits after paying their 60% of claims.
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
Gross Revenues and Costs of Operations
Commissions and Premiums. Commissions and Premiums decreased from $659,248 for the three month period ended March 31, 2003 to $589,391 for the three month period ended March 31, 2004, an decrease of $69,857.

Operating Expenses. Operating Expenses increased from $608,420 for the three month period ended March 31, 2003 to $1,271,398 for the three month period ended March 31, 2004, an increase of $662,978, primarily as a result of an increase in volume of premium sales; and change in accounting with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized.
Other Income. Other Income increased from $1,479 for the three month period ended March 31, 2003 to $24,134 for the three month period ended March 31, 2004, an increase of $22,655, primarily as a result of an increase in interest income on policy reserves.
Net Income (Loss). Net Income decreased from net income of $52,307 for the three month period ended March 31, 2003 to net income (loss) of $(659,075) for the three month period ended March 31, 2004, an decrease of $711,382. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of warrants during 2003 and 2004 which contributed to a reduced net income. This beneficial discount was reflected as a non recurring non-cash interest expense. In 2003 this non-cash expense was $12,161 and in 2004 was $64,488.
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
Premiums and commissions receivables. Premiums and commissions receivables increased from $188,720 at March 31, 2003 to $369,633 at March 31, 2004, an increase of $180,913, primarily as a result of continual increase in the volume of premiums written.
Other receivables. Other receivables decreased from $1,807,279 at March 31, 2003 to $293,856 at March 31, 2004, a decrease of $1,513,423, primarily as a result of cancellation of a debt due Hartville Group in the amount of $1,936,500.
Prepaid expenses. Prepaid expenses increased from $51,164 at March 31, 2003 to $389,517 at March 31, 2004, an increase of $338,353.
Total Current Assets. Total Current Assets increased from $4,143,015 at March 31, 2003 to $8,324,131 at March 31, 2004, an increase of $4,181,116, primarily as a result of continual increase in the volume of premiums written.
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
Liabilities
Total Liabilities. Total Liabilities decreased from $3,842,604 at March 31, 2003 to $2,300,607 at March 31, 2004, a decrease of $1,541,997, primarily as a result of satisfying a Note payable $3,000,000.
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
SIGNATURE

November 21, 2005	/s/ Dennis Rushovich
Dennis Rushovich,
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

November 21, 2005	/s/ Christopher R. Sachs
Christopher R. Sachs
Chief Accounting Officer (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.