Form 10QSB/A
period 2004-06-30
HARTVILLE GROUP INC
filed 2005-11-21
CIK 1126960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
FOR THE QUARTER ENDED JUNE 30, 2004
COMMISSION FILE NUMBER: 333-82786

HARTVILLE GROUP, INC.
(Small Business Issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization) 3840 Greentree Avenue SW	94-3360099 (I.R.S. Employer Identification No.)
CANTON OHIO (Address of principal executive offices)	44706 (Zip Code)
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

TABLE OF CONTENTS
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

Part II – Other Information

Signatures

Index to Exhibits

INTRODUCTORY NOTE
This Form 10-Q/A further amends the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2004, filed with the Securities and Exchange Commission on April 22, 2005 (the “First 10-Q/A”). The First 10-Q/A amended the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, initially filed with the Securities and Exchange Commission on August 20, 2004 (the “Original Filing”) to reflect the restatement of the Company’s consolidated financial statements as of and for the quarters ended June 30, 2003 and 2004, and the notes related thereto.
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
The restatements, including their impact on the consolidated financial statements are further described in Note 11 to the consolidated financial statements. Generally, minimal attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatements. This Form 10-QSB/A does not reflect events occurring after the filing of the original report on Form 10-QSB with the Securities and Exchange Commission on November 20, 2004. Accordingly, this 10-QSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended:
Part 1, Item 1 – Interim Financial Statements (unaudited) (restated)
Part 1, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part 1, Item 4 – Controls and Procedures
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

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2004 and 2003
Unaudited Restated

	June 30,	June 30,
	2004	2003
	As Restated	As Restated
ASSETS
Current Assets
Cash	$4,952,239	$2,490,343
Commissions receivable	—	120,939
Other receivables	1,329,943	1,814,792
Prepaid taxes	450,000	—
Prepaid expenses	65,763	50,256

Total Current Assets	6,797,945	4,476,330

Property and equipment — net	851,633	159,292
Deferred policy acquisition costs — net	126,090	—

Other Assets
Licensing fees. Less accumulated depreciation of $35,258	21,269	24,946
Other non-current assets	1,138,625	477,124
Investments	—	156

	1,159,894	502,226

Total Assets	$8,935,562	$5,137,848

See accompanying notes to financial statements.

	June 30,	June 30,
	2004	2003
	As Restated	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Notes payable	$0	$3,000,000
Accounts payable	39,960	39,546
Reserve for claims	135,076	—
Accrued expenses	131,420	71,386
Premium deposits	1,234,702	1,145,448
Unearned commissions	—	—
Accrued taxes	89,839	—
Current portion of long-term debt	5,821	14,127

Total Current Liabilities	1,636,818	4,270,507

Long-Term Debt	22,374	28,195

Total Liabilities	1,659,192	4,298,702

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 13,890,987 and 3,026,870 issued and outstanding at June 30, 2004 and 2003	13,891	3,027
Additional paid in capital	10,534,148	1,664,454
Retained earnings (deficit)	(3,271,669)	(828,335)

	7,276,370	839,146

Total Liabilities and Stockholders’ Equity	$8,935,562	$5,137,848

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2004 and June 30, 2003
Unaudited Restated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
	As Restated	As Restated	As Restated	As Restated
Commissions	$485,507	$356,383	$1,012,874	$695,362
Premiums	1,212	270,057	63,236	590,326

	486,719	626,440	1,076,110	1,285,688

Losses	85,300	207,186	322,355	345,392
Ceded costs	310	68,570	15,844	161,514
General and administrative	1,910,334	409,943	2,929,143	787,213

	1,995,944	685,699	3,267,342	1,294,119

Operating (loss) income	(1,509,225)	(59,259)	(2,191,232)	(8,431)

Other income	17,373	6,784	41,507	8,263
Other expense	(1,100)	—	(2,302)	—

(Loss) income before taxes	(1,492,952)	(52,475)	(2,152,027)	(168)

Provision for taxes	—	—	—	—

NET (LOSS) INCOME	$(1,492,952)	$(52,475)	$(2,152,027)	$(168)

Net (loss) income per common share	$(0.11)	$(0.02)	$(0.17)	$(0.00)

Weighted average common shares outstanding	13,761,417	3,026,870	12,858,540	3,026,870

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
Unaudited Restated

	Six Months Ended
	June 30,
	2004	2003
	As Restated	As Restated
Cash flows from operating activities

Net (Loss) Income	$(2,152,027)	$(168)
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	35,563	22,638
Amortization	17,422	—
Stock for services (Non-cash)	968,988	12,161
Amortization of discount on debt	—	—
(Increase) decrease commissions receivable	687,377	(15,281)
(Increase) decrease Other receivables	(869,250)	(1,646,019)
(Increase) decrease Prepaid taxes	(450,000)	—
(Increase) decrease Prepaid expenses	(1,675)	1,102
(Increase) Licensing fees	(2,038)	—
Increase (decrease) Accounts payable	216,423	(38,876)
Increase (decrease) Accrued expenses	(41,457)	9,857
Increase (decrease) Premium deposits	(304,946)	754,932
Increase Unearned Commission	—	—
(Decrease) Accrued taxes	—	—
Increase Reserve for claims	(217,654)	—
(Decrease) in due to fronting carrier	—	(46,630)

Net Cash Used for Operating Activities	(2,113,274)	(946,284)

Cash Flows from Investing Activities
Acquired Deferred policy acquisition costs	(141,140)	—
Decrease in stock purchase receivable	—	50,000
Acquired Property and equipment	(386,276)	(47,160)
Increase (decrease) Other non-current assets	(307,205)	(191,323)

Net Cash Used for Investing Activities	(834,621)	(188,483)

Cash Flows from Financing Activities
Proceeds from notes payable	—	3,033,056
Payment on notes payable	(3,329)	(9,753)
Sale of common stock	250,000	—

Net Cash Provided from Financing Activities	246,671	3,023,303

Net Decrease in Cash and Cash Equivalents	(2,701,224)	1,888,536

Cash and Cash Equivalents — Beginning	7,653,463	601,807

Cash and Cash Equivalents — Ending	$4,952,239	$2,490,343

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

HARTVILLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
NOTE 7 – OPERATING SEGMENTS — CONTINUED
A breakdown of the revenues and expenses by segment is as follows:
Holding Company

Revenues	-0-

Administrate expenses	1,047,363

Income	(1,047,363)
Insurance Agency

Revenues	1,012,874

Administrative expenses	1,846,342

Income	(833,468)
Reinsurance

Revenues		63,236

Expenses

Loss and expenses		322,355

Ceded costs		15,844

Administrative		35,438

		373,637

Income	$	(310,401)

HARTVILLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
June 30, 2004
NOTE 10 – SUBSEQUENT EVENTS
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

	Consolidated Statements of Income
	As previously
For the Three Months Ended June 30, 2004	reported	Adjustments	As restated
Commissions	$92,391	$393,116	$485,507
Premiums	684,904	(683,692)	1,212
Losses and expenses	594,998	(509,698)	85,300
Ceded Costs	171,232	(170,922)	310
General and administrative	1,911,434	(1,100)	1,910,334
Operating (loss) income	(1,900,369)	391,144	(1,509,225)
Other expense	—	(1,100)	(1,100)
Income before taxes	(1,882,996)	390,044	(1,492,952)
NET (LOSS) INCOME	$(1,882,996)	$390,044	$(1,492,952)

	Consolidated Statements of Income
	As previously
For the Six Months Ended June 30, 2004	reported	Adjustments	As restated
Commissions	$1,554,659	$(541,785)	$1,012,874
Premiums	1,478,652	(1,415,416)	63,236
Losses and expenses	1,209,246	(886,891)	322,355
Ceded Costs	369,699	(353,855)	15,844
General and administrative	2,931,445	(2,302)	2,929,143
Operating (loss) income	(1,477,079)	(714,153)	(2,191,232)
Other expense	—	(2,302)	(2,302)
Income before taxes	(1,435,572)	(716,455)	(2,152,027)
NET (LOSS) INCOME	$(1,435,572)	$(716,455)	$(2,152,027)

	Consolidated Balance Sheet
	As previously
June 30, 2004	reported	Adjustments	As restated
Commissions receivable	$513,192	$(513,192)	$—
Other receivable	1,523,531	(193,588)	1,329,943
Total assets	9,642,342	(706,780)	8,935,562
Reserve for claims	486,733	(351,657)	135,076
Premium deposits	461,148	773,554	1,234,702
Total current liabilities	1,214,921	421,897	1,636,818
Total liabilities	1,237,295	421,897	1,659,192
Retained earnings (deficit)	(2,142,992)	(1,128,677)	(3,271,669)
Total shareholders’ equity	8,405,047	(1,128,677)	7,276,370
Total liabilities and shareholders equity	$9,642,342	$(706,780)	$8,935,562

	Consolidated Statements of Income
	As previously
For the Three Months Ended June 30, 2003	reported	Adjustments	As restated
Premiums	$448,593	$(178,536)	$270,057
Losses and expenses	195,838	11,348	207,186
Ceded Costs	113,204	(44,634)	68,570
Operating (loss) income	85,991	(145,250)	(59,259)
Income before taxes	92,775	(145,250)	(52,475)
NET (LOSS) INCOME	$92,775	$(145,250)	$(52,475)

	Consolidated Statements of Income
	As previously
For the Six Months Ended June 30, 2003	reported	Adjustments	As restated
Premiums	$768,862	$(178,536)	$590,326
Losses and expenses	334,044	11,348	345,392
Ceded Costs	206,148	(44,634)	161,514
Operating (loss) income	136,819	(145,250)	(8,431)
Income before taxes	145,082	(145,250)	(168)
NET (LOSS) INCOME	$145,082	$(145,250)	$(168)

	Consolidated Balance Sheet
	As previously
June 30, 2003	reported	Adjustments	As restated
Other receivable	$1,960,042	$(145,250)	$1,814,792
Total assets	5,283,098	(145,250)	5,137,848
Retained earnings (deficit)	(683,085)	(145,250)	(828,335)
Total shareholders’ equity	984,396	(145,250)	839,146
Total liabilities and shareholders equity	$5,283,098	$(145,250)	$5,137,848

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
We wrote business in 2002 through March 2003 with Clarendon National Insurance Company. Hartville Group took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Insurance Company assumed 20% of the underwriting risk with Clarendon National Insurance Company assuming 20% and others, such as R+V Risk and Hannover Re, assuming the remainder. Commencing in April 2003, we began writing business through State National Insurance Company has reinsured 100% with an unrelated entity. There are no related party transactions with reinsurers. Hartville Group, due to surplus capital or reserves, is limited to what dollar amount of risk Hartville Insurance Company can take. Based on our written premium level, we are limited to a maximum 40% risk retention. The remaining risk is passed on to other reinsurance companies. These other companies retain all underwriting profits after paying their 60% of claims.
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
Recent Sales of Unregistered Securities
None

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED JUNE 30, 2004
TO THREE MONTHS ENDED JUNE 30, 2003
Gross Revenues and Costs of Operations
Commissions and Premiums. Commissions and Premiums decreased from $626,440 for the three month period ended June 30, 2003 to $486,719 for the three month period ended June 30, 2004, a decrease of $139,721 primarily as a result of a policy runoff for canceling a marketing campaign that had an adverse loss experience.
Operating Expenses. Operating Expenses increased from $685,699 for the three month period ended June 30, 2003 to $1,997,044 for the three month period ended June 30, 2004, an increase of $1,311,345, primarily as a result of an increase in volume of premium sales; and change in accounting with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of shares in exchange for services in 2004 which contributed to this net loss. This beneficial discount was reflected as a non recurring non-cash interest expense. This non-cash expense for this quarter of 2004 was $904,500.
Other Income. Other Income increased from $6,784 for the three month period ended June 30, 2003 to $17,373 for the three month period ended June 30, 2004, an increase of $10,589 primarily as a result of an increase in interest income on policy reserves.
Net Income (Loss). Net Income decreased from net income (loss) of $(52,475) for the three month period ended June 30, 2003 to a net loss of $(1,492,952) for the three month period ended June 30, 2004, a decrease of $1,440,477 primarily as a result of a decrease in commissions and premiums. In accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of shares in exchange for services in 2004 which contributed to this net loss. This beneficial discount was reflected as a non recurring non-cash interest expense. This non-cash expense for this quarter of 2004 was $904,500.
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
Premiums and commissions receivables. Premiums and commissions receivables decreased from $120,939 at June 30, 2003 to $0 at June 30, 2004, an increase of $392,253, primarily as a result of minimal increase in the volume of premiums written.
Other receivables. Other receivables decreased from $1,814,792 at June 30, 2003 to $1,329,943 at June 30, 2004, a decrease of $484,849, primarily as a result of cancellation of a debt due Hartville Group in the amount of $1,936,500 and investment in target insurance acquisition.
Prepaid expenses. Prepaid expenses increased from $50,256 at June 30, 2003 to $65,763 at June 30, 2004, an increase of $15,507.
Total Current Assets. Total Current Assets increased from $4,476,330 at June 30, 2003 to $6,797,945 at June 30, 2004, an increase of $2,321,615, primarily as a result of financing activities.
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

Liabilities
Total Liabilities. Total Liabilities decreased from $4,298,702 at June 30, 2003 to $1,659,192 at June 30, 2004, a decrease of $2,639,510, primarily as a result of satisfying a Note payable $3,000,000.
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
     On June 22, 2004, Hartville Group, Inc. announced the renewal of a marketing contract.
     On April 19, 2004, Hartville Group, Inc. announced a change in the Registrant’s independent certified public accountant.
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

Christopher R. Sachs,
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