Form 10QSB/A
period 2004-09-30
HARTVILLE GROUP INC
filed 2005-11-21
CIK 1126960

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

Part II – Other Information

Signatures

Index to Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

INTRODUCTORY NOTE
This Form 10-Q/A further amends the Company’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2004, filed with the Securities and Exchange Commission on April 22, 2005 (the “First 10-Q/A”). The First 10-Q/A amended the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, initially filed with the Securities and Exchange Commission on November 15, 2004 (the “Original Filing”) to reflect the restatement of the Company’s consolidated financial statements as of and for the quarters ended September 30, 2003 and 2004, and the notes related thereto.
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
Accordingly, this Form 10-QSB/A is being filed to amend the Company’s Quarterly Report on Form 10-QSB for the period ended September 30, 2005, in order to reflect the restatement of the Company’s consolidated financial statements as of September 30, 2004. The restatement arose from management’s determination that a reinsurance contract for premiums earned in 2003 and 2004, which were originally accounted for based on the reinsurance slips whereby Hartville Re was to have a 40 percent quota share of the risk, was not the controlling agreement. Rather, a subsequent contract, whereby Hartville Re shared in none of the underwriting risk, was ultimately the controlling agreement. This reduces premium revenues for Hartville Re in 2003 and 2004, along with losses and expenses.
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
The restatements, including their impact on the consolidated financial statements are further described in Note 9 to the consolidated financial statements. Generally, minimal attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatements. This Form 10-QSB/A does not reflect events occurring after the filing of the original report on Form 10-QSB with the Securities and Exchange Commission on November 20, 2004. Accordingly, this 10-QSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended:
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

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2004 and September 30, 2003
Unaudited Restated

	September 30,	September 30,
	2004	2003
	As Restated	As Restated
ASSETS
Current Assets
Cash	$3,736,222	$2,972,939
Commissions receivable	1,211,401	535,161
Other receivables	2,734,516	1,113,738
Prepaid taxes	525,000	—
Prepaid expenses	158,158	24,951

Total Current Assets	8,365,297	4,646,789
Property and equipment — net	2,194,844	187,144
Deferred policy acquisition costs — net	353,337	—

Other Assets
Licensing fees. Less accumulated depreciation of $40,596	18,696	23,502
Note receivable	1,200,000	0
Other non-current assets	61,610	655,047

	1,280,306	678,549

Total Assets	$12,193,784	$5,512,482

See accompanying notes to financial statements.

	September 30,	September 30,
	2004	2003
	As Restated	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Note payable	$3,000,000	$3,000,000
Accounts payable	176,474	55,236
Reserve for claims	328,503	—
Accrued expenses	10,775	45,294
Premium deposits	2,229,291	1,552,986
Unearned commissions	—	3,702
Accrued taxes	89,839	—
Current portion of long-term debt	5,327	11,506

Total Current Liabilities	5,840,209	4,668,724

Long-Term Debt	21,642	26,970

Total Liabilities	5,861,851	4,695,694

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 13,976,296 and 12,096,909 issued and outstanding at September 30, 2005 and December 31, 2004	13,976	4,852
Additional paid in capital	11,281,388	1,755,729
Retained earnings (deficit)	(4,963,431)	(943,793)
Less: treasury stock at cost, 94,000 shares		—

	6,331,933	816,788

Total Liabilities and Stockholders’ Equity	$12,193,784	$5,512,482

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2004 and September 30, 2003
Unaudited Restated

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	As Restated	As Restated	As Restated	As Restated
Commissions	$735,972	$397,086	$1,748,846	$1,092,448
Premiums	1,340,007	194,177	1,403,243	784,503

	2,075,979	591,263	3,152,089	1,876,951

Losses	694,783	157,665	1,017,138	503,057
Ceded costs	335,001	51,915	350,845	213,429
General and administrative	2,349,235	505,982	5,278,379	1,293,195

	3,379,019	715,562	6,646,362	2,009,681

Operating (loss) income	(1,303,040)	(124,299)	(3,494,273)	(132,730)

Other income	8,142	8,841	49,649	17,104
Other expense	(396,864)	—	(399,165)	—

(Loss) income before taxes	(1,691,762)	(115,458)	(3,843,789)	(115,626)

Provision for taxes	—	—	—	—

NET (LOSS) INCOME	$(1,691,762)	$(115,458)	$(3,843,789)	$(115,626)

Net (loss) income per common share	$(0.12)	$(0.04)	$(0.29)	$(0.04)

Weighted average common shares outstanding	13,962,387	3,047,146	13,229,174	3,065,759

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
Unaudited Restated

	Nine Months Ended
	September 30,
	2004	2003
	As Restated	As Restated
Cash flows from operating activities

Net (Loss) Income	$(3,843,789)	$(115,626)
Adjustments to reconciliation net loss to net cash provided by operating activities	158,540	32,068
Depreciation	158,540	32,068
Amortization	32,656	—
Stock for services (Non-cash)	1,751,691	12,761
Amortization of discount on debt	—	—
(Increase) decrease commissions receivable	(524,024)	(429,503)
(Increase) decrease Other receivables	(925,350)	(892,466)
(Increase) decrease Prepaid taxes	(444,500)	—
(Increase) decrease Prepaid expenses	(169,103)	26,407
(Increase) Licensing fees	(2,428)	(3,996)
Increase (decrease) Accounts payable	(133,829)	(23,186)
Increase (decrease) Accrued expenses	(162,070)	(16,235)
Increase (decrease) Premium deposits	689,643	1,162,470
Increase Unearned Commission	—	3,702
(Decrease) Accrued taxes		—
Increase Reserve for claims	462,506	—
(Decrease) in due to fronting carrier	—	(46,630)

Net Cash Used for Operating Activities	(3,110,057)	(290,234)

Cash Flows from Investing Activities
Acquired Deferred policy acquisition costs	(395,708)	—
Decrease in stock purchase receivable		50,000
Acquired Property and equipment	(980,957)	(79,001)
Increase (decrease) Other non-current assets	(2,675,964)	(369,090)

Net Cash Used for Investing Activities	(4,052,629)	(398,091)

Cash Flows from Financing Activities
Proceeds from notes payable	3,000,000	3,033,056
Payment on notes payable	(4,555)	(13,599)
Issuance of common stock		700
Contributed Capital		39,300
Sale of common stock	250,000	—

Net Cash Provided from Financing Activities	3,245,445	3,059,457

Net Decrease in Cash and Cash Equivalents	(3,917,241)	2,371,132

Cash and Cash Equivalents — Beginning	7,653,463	601,807

Cash and Cash Equivalents — Ending	$3,736,222	$2,972,939

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

HARTVILLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
SEPTEMBER 30, 2004
NOTE 7 — OPERATING SEGMENTS-CONTINUED
A breakdown of the revenues and expenses by segment is as follows:
Holding Company

As restated
Revenues	-0-

Administrative expenses	1,987,002

Income	(1,987,002)

Insurance Agency

As restated
Revenues	1,748,846

Administrative expenses	3,233,464

Income	(1,487,618)
Reinsurance

As restated
Revenues	1,403,243

Expenses

Loss and expenses	1,017,138

Ceded costs	350,845

Administrative	57,913

1,425,896

Income	(22,653)

HARTVILLE GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
September 30, 2004
NOTE 8 – SUBSEQUENT EVENTS
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

	Consolidated Statements of Income
	As previously
For the Three Months Ended September 30, 2004	reported	Adjustments	As restated
Commissions	$194,187	$541,785	$735,972
Premiums	1,361,054	(21,047)	1,340,007
Losses and expenses	686,727	8,056	694,783
Ceded Costs	340,264	(5,263)	335,001
General and administrative	2,350,295	(1,060)	2,349,235
Operating (loss) income	(1,822,045)	517,945	(1,304,100)
Other expenses	(395,804)	(1,060)	(396,864)
Income before taxes	(2,209,707)	517,945	(1,691,762)
NET (LOSS) INCOME	$(2,209,707)	$517,945	$(1,691,762)

	Consolidated Statements of Income
	As previously
For the Nine Months Ended September 30, 2004	reported	Adjustments	As restated
Premiums	$2,839,706	$(1,436,463)	$1,403,243
Losses and expenses	1,895,973	(878,835)	1,017,138
Ceded Costs	709,963	(359,118)	350,845
General and administrative	5,281,740	(3,361)	5,278,379
Operating (loss) income	(3,299,125)	(198,510)	(3,497,635)
Other expenses	(395,804)	(3,361)	(399,165)
Income before taxes	(3,645,279)	(198,510)	(3,843,789)
NET (LOSS) INCOME	$(3,645,279)	$(198,510)	$(3,843,789)

	Consolidated Balance Sheet
	As previously
September 30, 2004	reported	Adjustments	As restated
Other receivable	$2,513,378	$221,138	$2,734,516
Total assets	11,972,646	221,138	12,193,784
Reserve for claims	270,187	58,316	328,503
Premium deposits	1,455,737	773,554	2,229,291
Accrued expenses	10,807	(33)	10,774
Total current liabilities	5,008,371	831,837	5,840,208
Total liabilities	5,030,013	831,837	5,861,850
Additional paid in capital	10,726,527	554,861	11,281,388
Retained earnings (deficit)	(3,797,838)	(1,165,593)	(4,963,431)
Total shareholders’ equity	6,942,665	(610,732)	6,331,933
Total liabilities and shareholders equity	$11,972,679	$221,105	$12,193,784

	Consolidated Statements of Income
	As previously
For the Three Months Ended September 30, 2003	reported	Adjustments	As restated
Premiums	$574,201	$(380,024)	$194,177
Losses and expenses	272,219	(114,554)	157,665
Ceded Costs	156,784	(104,869)	51,915
Operating (loss) income	36,302	(160,601)	(124,299)
Income before taxes	45,143	(160,601)	(115,458)
NET (LOSS) INCOME	$45,143	$(160,601)	$(115,458)

	Consolidated Statements of Income
	As previously
For the Nine Months Ended September 30, 2003	reported	Adjustments	As restated
Premiums	$1,343,063	$(558,560)	$784,503
Losses and expenses	606,263	(103,206)	503,057
Ceded Costs	362,932	(149,503)	213,429
Operating (loss) income	173,121	(305,851)	(132,730)
Income before taxes	190,225	(305,851)	(115,626)
NET (LOSS) INCOME	$190,225	$(305,851)	$(115,626)

	Consolidated Balance Sheet

	As previously
September 30, 2003	reported	Adjustments	As restated
Other receivable	$1,464,589	$(350,851)	$1,113,738
Total assets	5,863,333	(350,851)	5,512,482
Accrued expenses	90,294	(45,000)	45,294
Total current liabilities	4,713,724	(45,000)	4,668,724
Total liabilities	4,740,694	(45,000)	4,695,694
Retained earnings (deficit)	(637,942)	(305,851)	(943,793)
Total shareholders’ equity	1,122,639	(305,851)	816,788
Total liabilities and shareholders equity	$5,863,333	$(350,851)	$5,512,482

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 2.
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
We wrote business in 2002 through March 2003 with Clarendon National Insurance Company. Hartville Group took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Insurance Company assumed 20% of the underwriting risk with Clarendon National Insurance Company assuming 20% and others, such as R+V Risk and Hannover Re, assuming the remainder. Commencing in April 2003, we began writing business through State National Insurance Company wherein 100% reinsurance was with an unrelated entity. There are no related party transactions with reinsurers. Hartville Group, due to surplus capital or reserves, is limited to what dollar amount of risk Hartville Insurance Company can take. Based on our written premium level, we are limited to a maximum 40% risk retention. The remaining risk is passed on to other reinsurance companies. These other companies retain all underwriting profits after paying their 60% of claims.
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
The Competition
Hartville Group, Inc.’s major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has by far the largest position with an estimated 85% of the insurance market in the United States with a premium revenue of approximately $34.4 million and 172,000 policies. VPI is 65% owned by Scottsdale Insurance Company, which in turn is a wholly owned subsidiary of Nationwide Mutual Insurance Company. Pet Care Insurance is underwritten by Lincoln National Insurance Company. Other competitors include Companion Care and Blue Paw, both newly in business. In comparison, Petsmarketing has developed over $8 mm of written premium in the last 5 years and has over 30,000 active policies. Of that $8 mm, we only record 30% of the collected and earned premium as commissions and the portion ceded to our reinsurance company, thus, since we only reinsure 0%, 100% of the premium is not reflected in our financials since it does not flow to Hartville Group.
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

FINANCIAL CONDITION AND RESULTS OF OPERATIONS
COMPARISON OF THREE MONTHS ENDED SEPTEMBER 30, 2004
TO THREE MONTHS ENDED SEPTEMBER 30, 2003
Gross Revenues and Costs of Operations
Commissions and Premiums. Commissions and Premiums increased from $591,263 for the three month period ended September 30, 2003 to $2,075,979 for the three month period ended September 30, 2004, an increase of $1,484,716 primarily the result of retaining greater underwriting risk.
Operating Expenses. Operating Expenses increased from $715,562 for the three month period ended September 30, 2003 to $3,379,019 for the three month period ended September 30, 2004, an increase of $2,663,457, primarily as a result of an assumption of a larger part of the risk and change in accounting with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized and in accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of options and warrants in exchange for services in 2004 which contributed to this net loss. This beneficial discount was reflected as a non recurring non-cash interest expense. The net non-cash expense for this quarter of 2004 was $782,703.
Other Income. Other Income decreased from $8,841 for the three month period ended September 30, 2003 to $8,142 for the three month period ended September 30, 2004, a decrease of $699 primarily as a result of a decrease in available investment capital on policy reserves.
Net Income (Loss). Net Income decreased from net income (loss) of $(115,458) for the three month period ended September 30, 2003 to net loss of $(1,691,762) for the three month period ended September 30, 2004, a decrease of $1,576,304 primarily in accordance with FASB 123 “Accounting for Stock Based Compensation” a beneficial discount applied to the issuance of options and warrants in exchange for services in 2004 which contributed to this net loss. This beneficial discount was reflected as a non recurring non-cash interest expense. The net non-cash expense for this quarter of 2004 was $782,703.
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
Other receivables. Other receivables increased from $1,113,738 at September 30, 2003 to $2,734,516 at September 30, 2004, an increase of $1,620,778, primarily as a result of cancellation of a debt due Hartville Group in the amount of $1,936,500 then replaced with an investment in a target insurance company acquisition.
Prepaid expenses. Prepaid expenses increased from $24,951 at September 30, 2003 to $158,158 at September 30, 2004, an increase of $133,207.
Total Current Assets. Total Current Assets increased from $4,646,789 at September 30, 2003 to $8,365,297 at September 30, 2004, an increase of $3,718,508 primarily as a result of financing activities and greater risk retention.
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
Liabilities
Total Liabilities. Total Liabilities increased from $4,695,694 at September 30, 2003 to $5,861,851 at September 30, 2004, an increase of $1,166,157, primarily as a result of a Note payable of $3,000,000.
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
EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
ITEM 3.
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
B. Reports of Form 8-K.
     On September 10, 2004, Hartville Group, Inc. announced a sale of securities.
     On August 9, 2004, Hartville Group, Inc. announced a presentation concerning the Registrant.
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