Form 10KSB/A
period 2004-12-31
HARTVILLE GROUP INC
filed 2005-11-21
CIK 1126960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 333-110630
HARTVILLE GROUP, INC.
(Name of Small Business Issuer in its Charter)

NEVADA (State or other jurisdiction of incorporation or organization)	94-3360099 (I.R.S. Employer Identification No.)

3840 GREENTREE AVENUE SW CANTON OHIO (Address of principal executive offices)	44706 (Zip Code)
Issuer’s Telephone Number: (330) 484-8080
Securities registered under Section 12(b) of the Exchange Act:

(Title of each class) NONE	(Name of each exchange on which registered) N/A
Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☑
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State issuer’s revenues for its most recent fiscal year: $4,224,178.
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
Transitional Small Business Disclosure Format YES ☐ NO ☑

HARTVILLE GROUP, INC.
Form 10-KSB

INTRODUCTORY NOTE
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
Accordingly, this Form 10-KSB/A is being filed to amend the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004, in order to reflect the restatement of the Company’s consolidated financial statements as of December 31, 2004. The restatement arose from management’s determination that a reinsurance contract for premiums earned in 2003 and 2004, which were originally accounted for based on the reinsurance slips whereby Hartville Re was to have a 40 percent quota share of the risk, was not the controlling agreement. Rather, a subsequent contract, whereby Hartville Re shared in none of the underwriting risk, was ultimately the controlling agreement. This reduces premium revenues for Hartville Re in 2003 and 2004, along with losses and expenses.
Finally, the restatement in 2004 and 2003 includes miscellaneous reclassifications on the balance sheets. These reclassifications have no effect on the Company’s income statements.
The restatements, including their impact on their consolidated financial statements are further described in Note 12 to the consolidated financial statements. Generally, minimal attempt has been made in this Form 10-KSB/A to modify or update other disclosures presented in the original report on Form 10-KSB, except as required to reflect the effects of the restatements. This Form 10-KSB/A does not reflect events occurring after the filing of the original report on Form 10-KSB with the Securities and Exchange Commission on November 20, 2004. Accordingly, this 10-KSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB, including any amendments to those filings. The following items have been amended:
Part II, Item 7 – Financial Statements (restated)
Part II, Item 6 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part II, Item 8a – Controls and Procedures
Part III, Item 13 – Exhibits and reports on Form 8-K

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
The Agency is licensed to act as insurance agency in all 49 states of the United States including DC.
All our revenues are derived from premium dollars. The Agency sells pet insurance policies to pet owners who pay insurance premiums, typically monthly using their credit card. As these premiums are collected at the close of each month an insurance report is prepared that shows the total collected premium for the month. This premium is then allocated to the appropriate parties: a) a percentage of the premium flows to the Agency as commissions and b) the remaining amount flows to the reinsurers to pay claims. Insureds can pay these insurance premiums either monthly, quarterly, semi-annually or annually. Insureds can pay by credit card, automatic check withdrawal or by check.
Hartville reinsured business in 2002 under a Managing General Agency (MGA) agreement with Clarendon National Insurance Company. Hartville Re took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Re assumed 20% quota share of the underwriting risk. Clarendon National Insurance Company also assumed 20% with the remaining risk being ceded to other international reinsurers. Commencing April 2003, Hartville began writing pet insurance policies through State National Insurance Company, with 100% of the underwriting risk placed with an international reinsurance company. In July 2004 Hartville canceled and re-wrote its entire book of pet insurance policies, with Department of Insurance approval, on the insurance acquisition target, that is, the intended property and casualty insurance company to be acquired and formalized. Hartville Re assumed 100% quota share reinsurance of the underwriting risk initially and intended to reduce this post transfer of the pet insurance book to 70% with other willing reinsurers. The potential underwriting income or (loss) from the 2003 treaty (book of business transfer) was now transferred to Hartville Re from the target insurance acquisition and ceded to the 2004 account. On August 15, 2004, the Department of Insurance, at no fault of Hartville, withdrew the Company’s writing authority through the target acquisition. As a result, Hartville Re’s underwriting risk retention was not reduced to 70%, but was maintained at 100% in view that reinsurers would now not subscribe to the quota share agreement. The Company secured writing authority from another carrier on August 25, 2004 and all new and renewal business going forward was written with this international recognized insurer who retained 100% of the underwriting risk. This underwriting agreement has been amended effective January 1, 2005 with Hartville Re retaining 50% quota share of the underwriting risk going forward. There are no related party transactions with these reinsurers or MGAs.

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
Government Regulation and Licenses
Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America regulates the conduct of Insurance business within its borders. This is done by the Department of Insurance, a subdivision of the State Government. The Department sets forth the policies of insurance that may be sold in the state and licenses all persons and companies that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.Com Agency and its CEO W. Russell Smith, III is licensed by 49 State Departments of Insurance including DC.
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
The Competition
Hartville Group, Inc.’s major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has by far the largest position with an estimated 85% of the insurance market in the United States with premium revenue of approximately $70 million and more than 200,000 policies. VPI is 65% owned by Scottsdale Insurance Company, which in turn is a wholly owned subsidiary of Nationwide Mutual Insurance Company. Pet Care Insurance is a product offered by Pethealth Inc., and is underwritten by Lincoln National Insurance Company. In comparison, Hartville has written, since commencing operations in December 1997, more than $8 million in premium to over 25,000 policyholders. As of December 31, 2004, 20,126 policies were in-force which totaled $6 million in premium. .. Hartville only reports as income the quota share portion ceded to our reinsurance company, thus, since we have only reinsured 20% to 40% of the underwriting risk, the remaining 80% to 60% of the premium has not been reflected in our financials since it does not flow to Hartville Group.
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
Recent Events
In February, 2004, legal counsel was engaged by Hartville to assist them in connection with the acquisition of an insurance company that was in conservation with an insurance department. On March 8, 2004, a letter of intent between Hartville and the target insurance acquisition was executed. On April 1, 2004, an agreement entitled “Services Agreement” was executed, with the approval of the insurance department. This agreement allowed Hartville to manage the day to day operations of the insurance company and to affect the company’s rehabilitation. On May 24, 2004, a Stock Purchase Agreement between Hartville and the target acquisition was executed. Hartville through these two agreements commenced concurrently its rehabilitation of the insurance acquisition along with its application with the department of insurance to have the insurance company license of the target acquisition transferred to Hartville. On June 23, 2004, Hartville loaned $1,200,000 to the target to increase surplus of the insurance company through a promissory note payable to Hartville in accordance with approval and authorization by the insurance department. Continuing the rehabilitation of the insurance acquisition on June 30, 2004, through an Escrow and Contribution Agreement, Hartville transferred to the insurance company all of the outstanding stock of Petsmarketing Insurance.com Agency, Inc. In addition W. Russell Smith, III, CEO transferred 900,000 of his personal stock to the insurance company. On July 1, 2004, the department of insurance authorized Hartville to begin writing pet insurance policies on the insurance company. On July 13, 2004, Hartville submitted its application to have the insurance license of this insurance company transferred to Hartville. With Hartville having been given authority by the Department of Insurance to run the insurance company (service agreement); authorization to write pet insurance policies through this insurance company; and through numerous discussions with the Department of Insurance Hartville believed its application to acquire the insurance license would be fatum complete. On August 15, 2004, the Department of Insurance ceased Hartville from writing any further pet insurance policies on the insurance company. From this date forward Hartville endeavored to bring about an affective rehabilitation of the insurance acquisition. On March 30, 2005 the Board of Directors decided that pursuing the acquisition of this property and casualty insurance company was no longer in the best interest of shareholders. Consequently, the agreement to acquire this insurance company did not proceed and negotiations with the Department of Insurance ended. The Company and the Insurance Department executed a Mutual Release Agreement whereby the Department returned the sum of $2,303,333 to the Hartville Group which represented monies contributed to rehabilitate the insurance acquisition target. This amount has been included in other receivables in the accompanying Balance Sheet at December 31, 2004 and was received on April 11, 2005. As the result of terminating this acquisition previously issued 10-QSBs for June 30, 2004 and September 30, 2004 have been restated to reflect the de-consolidation of the insurance company and include the Company’s recoverable costs incurred in connection with the attempted acquisition.
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
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
THE FOLLOWING DISCUSSION OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF HARTVILLE GROUP SHOULD BE READ IN CONJUNCTION WITH THE RESTATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.
THIS DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, HARTVILLE GROUP ‘S ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE ANTICIPATED IN THESE FORWARD-LOOKING STATEMENTS AS A RESULT OF CERTAIN FACTORS, INCLUDING, BUT NOT LIMITED TO COMPETITION AND OVERALL MARKET CONDITIONS.
We are organized into three reportable segments: the holding company (Hartville Group, Inc.), and the old holding company (Hartville Equestrian, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company

(Hartville Re formerly known as Hartville Insurance Company, LTD). Hartville Group currently generates revenue from (2) two sources. First, Petsmarketing Insurance.com Agency (Agency) receives a percentage of the premiums on policies written as a commission. Second, Hartville Re can earn underwriting profit or (loss) on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Re. The premiums received by Hartville Re less claims paid equals underwriting profit.
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
Liquidity and Capital Resources. The Company has financed its operations and other working capital requirements principally from capital raised through the issuance of convertible debt. On October 20, 2003, the Company completed a five million dollar ($5,000,000) private placement of its securities. The Company used the proceeds of this transaction to retire a $3,000,000 note payable with the remainder to be used for working capital... On August 16, 2004 the Company raised $3,300,000 through Secured Convertible Promissory Notes. They are at 18% interest and were due October 18, 2004. This note was paid in full October 20, 2004. On November 26, 2004, the Company raised $11,038,780 using Convertible Debentures due November 11, 2006, which included Warrants. The convertible debt is for 2 years with a 7% coupon. The full amount of interest was prepaid. The conversion price in effect in any conversion date shall be equal to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date, provided, however, the Conversion Price shall never be equal to a price lower than $0.95 (subject to adjustment). This price was later amended on February 17, 2005 to a conversion price of $0.95. The warrants are five year warrants with the same amended conversion price. The Warrants expire in five years and are to purchase up to 4,906,124 shares of common stock at $.95 a share. The Company has an obligation, pursuant to registration rights agreement, to register for resale the shares underlying the Convertible Debentures and the Warrants by June 30, 2005 in order to avoid liquidated damages to investors. The funds raised were used to pay in full the note due November 19, 2004. There was a 7% fee along with 25,000 warrants per $1,000,000 raised that is due to the lead investment banker. As a result of raising capital through Convertible Debentures and warrants together with unregistered shares of stock issued for services created a potential beneficial discount to holders. The Company in accordance with FASB 123 “Accounting for Stock Based Compensation” and EITF 98-5 has recognized in its restated 2003 financial statements the non-cash non recurring expense of $554,861 and $1,859,911 for 2004 in connection with these instruments. The Company, as part of EITF 98-5, will recognize through 2006 using the effective interest method $11,038,780 in non-cash expenses in connection with the potential beneficial conversion discount on these Convertible Debentures.
The Company has sufficient operating cash for 2005. Outgoing cash flows for marketing initiatives will be offset with incoming cash flows from the recoverable costs of $2,303,333 through the Mutual Release with the Department of Insurance.
General:
Hartville Group currently generates revenue from two sources. First, commissions paid to our marketing and administrative agency—Petsmarketing Insurance.com Agency for marketing and administering the plan for insureds. At the present time, 20% of the premium represents the gross revenue for this division;
Second, Hartville Re earns underwriting profit on the insurance risk that it assumes. The policies written by the Agency are partly reinsured by Hartville Re. The premiums received by us less claims paid equals underwriting profit.. Hartville reinsured business in 2002 under a Managing General Agency (MGA) agreement with Clarendon National Insurance Company. Hartville Re took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Re assumed 20% quota share of the underwriting risk. Clarendon National Insurance Company also assumed 20% with the remaining risk being ceded to other international reinsurers. Commencing April 2003, Hartville began writing pet insurance policies through State National Insurance Company with 100% of the underwriting risk placed with an international reinsurance company. In July 2004 Hartville canceled and re-wrote its entire book of pet insurance policies, with Department of Insurance approval, on the insurance acquisition target, that is, the intended property and casualty insurance company to be acquired and formalized. Hartville Re assumed 100% quota share reinsurance of the underwriting risk initially and intended to reduce this post transfer of the pet insurance book to 70% with other willing reinsurers. The potential underwriting income or (loss) from the 2003 treaty (book of business transfer) was now transferred to Hartville Re from the target insurance acquisition and ceded to the 2004 account. On August 15, 2004, the Department of Insurance, at no fault of Hartville, withdrew the Company’s writing authority through the target acquisition. As a result, Hartville Re’s underwriting risk retention was not reduced to 70%, but was maintained at 100% in view that reinsurers would now not subscribe to the quota share agreement. The Company secured writing authority from another carrier on August 25, 2004 and all new and renewal business going forward was written with this international recognized insurer who retained 100% of the underwriting risk. This underwriting agreement has been amended effective January 1, 2005 with Hartville Re retaining 50% quota share of the underwriting risk going forward. There are no related party transactions as they relate with these reinsurance and MGA agreements.
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
Premiums on in-force policies for the twelve-month period ending December 31, 2004 were $5,993,343. This resulted in gross revenue of $4,224,178, as compared to the twelve months ended December 31, 2003, which had a premium on in-force policies of $3,662,692 resulting in gross revenue of $4,811,850. The difference being in 2003 risk retention moved from 20% to 0% wherein 2004 risk retention was a constant 0% increasing for a short duration to 100% in July 2004. The reducing premium on in-force policies at December 31, 2004 was the result of discontinuing a marketing campaign with PetPartners who had the marketing arrangement with the American Kennel Club. Loss experience and administrative costs were above acceptable levels on this program; therefore, the Company discontinued its relationship. Although sales continue on new pet insurance policies the runoff of existing customers through the PetPartner/AKC relationship was at a greater rate than new business growth. This runoff ended on March 2005; thus annualized premium on in-force policies will be on the increase in 2005.
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
Operating expenses were $11,425,821 for the twelve-month period ended December 31, 2004 compared to operating expenses of $3,999,726 for the twelve months ended December 31, 2003. The increase in operating expenses is principally due to losses and expenses from an increase in volume of premium sales. The increased general and administrative expenses are due to an increase in volume of premium sales. Operating expenses is a ratio of revenues, thereby increasing revenues would bring down this ratio. Revenues as indicated come from Agency commissions and risk retention that both stem from insurance premiums. The Agency had a reduction in the number of in-force policies thereby reducing premiums. This reduction in premium reduced potential underwriting income (loss) at the reinsurance subsidiary “Hartville Re”. These factors together with the temporary placement of pet insurance policies with an underwriter who assumed 100% of the risk; the change in accounting practice with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized; termination of acquisition of the insurance company acquisition; liquidation penalties for not registering shares in accordance with agreements; and legal and brokerage fees associated with several capital raises increased the Company’s expense ratio. A good portion of these expenses are one time charges and should not be reoccurring. The change in accounting treatment of policy acquisition contributed to 50% of agency’s segmented loss or $1.5 million loss. The parent company (Hartville Group) had one time fees of investment banking costs on capital raised; non-recoverable costs of the terminated insurance acquisition; penalties associated with not registering shares pursuant to stock purchase and in accordance with FASB 123 “Accounting for Stock Based Compensation” a compensation charge applied to the issuance of options, warrants and shares in exchange for services, and in accordance with EITF 00-27, a beneficial conversion change related to convertible debenture transactions in 2004 which contributed to this net loss. These beneficial discounts were reflected as a non recurring non-cash interest expense and totaled $1,859,911. The identified parent company expenses represented 82% of the holding company’s overall net loss.
Operating income (loss) for the twelve-month period ending December 31, 2004 was $(7,201,643) as compared to the twelve-month period ending December 31, 2003 of $(337,034). Operating loss from insurance operations is attributed to an increased operating expense ratio as explained above and reduced income.
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
The net income (loss) for the twelve months ended December 31, 2004 was $(8,144,293) or $(0.58) per share. This compares to a net income (loss) of $(291,475) or $(0.06) per share for the year ended December 31, 2003. The net loss is comprised of: First, the reinsurance segment (Hartville Re) reduction in ceded premium due to policy runoff—2003 premium was $8mm to $6mm in 2004—from a discontinued marketing campaign with PetPartners / American Kennel Club; reducing risk retention as a result of placing business with a carrier that retained 100% of the underwriting risk; and increased operating expense as a result of the short duration of risk retention at 100%, i.e., reinsurer unable to recapture earned premium in relation to claim occurrence. Second, agency segment (Petsmarketing) change in accounting practice with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized; reduction in commission income do to premium runoff as noted in the reinsurance segment; and increased operating expenses through expansion of staff. Third, holding company segment (Hartville) legal and brokerage fees associated with capital funding transactions, i.e. the various debt transactions in 2004; interest penalties on failure to register shares pursuant to the agreements; and non-recoverable costs associated with the termination of the insurance company acquisition. The Company in 2003 reported a net loss which takes into account the change in accounting practice with policy acquisition costs. The terminated insurance acquisition together with the Company failing to register shares timely, which is due in part to the pending acquisition, impacted the Company’s overall business model. The business model which calls for a self sufficient pet insurance delivery and risk retention operation can deliver profitable and measurable returns to investors as demonstrated in 2003.
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
Management has concluded that the Company’s controls over accounting disclosures and related procedures were not effective as of December 31, 2004. The Company has already instituted, and will continue to implement, corrective actions with respect to the material weaknesses as described below in further detail. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated the material weaknesses and other deficiencies with respect to the preparation of this Annual Report on Form 10-KSB such that the information required to be disclosed in this Form 10-KSB has been recorded, processed, summarized and reported correctly.
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
Item 13. Exhibits List and Reports on Form 8-K
Index to Exhibits

Exhibit No.	Identification of Exhibit
3.1(1)	Amended and restated Articles of Incorporation

3.2(1)	By-Laws of Venturelist.com

3.3(2)	Certificate of Amendment to Articles of Incorporation.

4.1(1)	Form of Specimen of common stock

10.1(3)	Stock Purchase Agreement with Whiskers, Inc.

10.2(3)	Promissory Note with Samir Financial II, L.L.C.

10.3(3)	Loan and Security Agreement with Samir Financial II, L.L.C.

10.4(3)	Hartville Group, Inc. Common Stock Warrant

10.5(4)	Stock Purchase Agreement between Hartville Group, Inc. and certain investors.

10.6(4)	Common Stock Purchase Warrant between Hartville Group, Inc. and certain investors.

10.6(5)	Securities Purchase Agreement related to debentures and Warrants

10.6(6)	Securities Purchase Agreement, Form of Amendment to Securities Purchase Agreement and Form of Securities Purchase Agreement

14.(7)	Code of Ethics

23.1(*)	Consents of Independent Auditors

31.1(*)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1(*)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2(*)	Certification of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herein.

(1)	Filed as an Exhibit to Hartville Group’s registration statement on Form SB-2 (File No. 333-48544) and herein Incorporated by reference.

(2)	Filed as an Exhibit to Hartville Group’s Form 8-K filed on September 16, 2002.

(3)	Filed as an Exhibit to Hartville Group’s Form 10-KSB/A, filed on January 9, 2004.

(4)	Filed as an Exhibit to Hartville Group’s Form 8-K filed on November 10, 2003.

(5)	Filed as an Exhibit to the Registrant’s Form 8-K filed on September 8, 2004.

(6)	Filed as an Exhibit to the Registrant’s Form 8-K filed on November 26, 2004.

(7)	Filed as an Exhibit to Hartville Group’s Form 10-KSB, filed on April 13, 2004.

Reports on Form 8-K
1.	On January 28, 2004, Hartville Group, Inc. announced On January 28, 2004, Hartville Group, Inc. announced that it has executed a Letter Option Agreement to purchase a property and casualty insurance company.

2.	On February 18, 2004, the Company announced record financial results for the fourth quarter ended December 31, 2003.

3.	On February 23, 2004, the Company announced that it had appointed two new directors to its Board of Directors, Nick Leighton and Alan Kaufman, MD.

4.	On June 21, 2004, Hartville Group, Inc. announced that it has renewed its direct marketing contract with Catalina Marketing Corporation

5.	On September 8, 2004, Hartville Group, Inc. completed an agreement with certain purchasers for the issuance and sale by Hartville Group, Inc. of $3,000,000 principal amount of Debentures and Warrants to purchase shares of the Company’s Common Stock.

6.	On November 4, 2004, the Company announced that it had reached an agreement which allows the Company to market its new pet health insurance brand, Healthy Bark & Purr, to PetMed Express customers. Founded in 1996, PetMed Express, Inc..

7.	On November 26, 2004, Hartville Group, Inc. completed an agreement with certain purchasers for the issuance and sale by Hartville Group, Inc. of $11,038,780 principal amount of Convertible Debentures and Warrants to purchase shares of the Company’s Common Stock.

8.	On December 6, 2004, the Company appointed two new directors to its Board of Directors, Michael A. Amsalem and Dennis C. Rushovich.

9.	On August 9, 2004 the Company announced a presentation relating to the Company.

10.	On February 13, 2004 and April 19, 2004, the Company announced a change in its independent accountants.

SIGNATURES
     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned. Thereunto duly
Dated: November 21, 2005

Hartville Group, Inc.
Registrant

By:	/s/ Dennis C. Rushovich

Dennis C. Rushovich
President (Principal Executive Officer )

By:	/s/ Christopher R. Sachs

Christopher R. Sachs
Principal Accounting Officer
In accordance with the Exchange Act. This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Dennis C. Rushovich	Dated November 21, 2005

Dennis C. Rushovich
President and Director

/s/ Nicholas J. Leighton	Dated November 21, 2005

Nicholas J. Leighton
Director / Audit Committee Chairman

/s/ Tomas A. Neuzil	Dated November 21, 2005

Tomas A. Neuzil
Secretary and Director

/s/ Michel Amsalem	Dated November 21, 2005

Michel Amsalem
Director

/s/ Dennis C. Rushovich	Dated November 21, 2005

Dennis C. Rushovich
Director

/s/ Alan J. Kaufman	Dated November 21, 2005

Alan J. Kaufman
Director

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Hartville Group, Inc.
We have audited the accompanying consolidated balance sheet of Hartville Group, Inc. and subsidiaries (the Company) as of December 31, 2004 and the related consolidated statements of income (loss), changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartville Group, Inc. and subsidiaries at December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
As described in Note 12, the consolidated financial statements as of December 31, 2004, and for the year then ended have been restated.
BDO SEIDMAN, LLP
Grand Rapids, Michigan
April 20, 2005, except for Note 12 which is as of November 21, 2005

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
We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, based on our audit, the financial statements referred above present fairly, in all material respects, the financial position of Hartville Group, Inc. and Subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles accepted in the United States of America.
As described in Notes 12 and 13, the consolidated financial statements as of December 31, 2003, and for the year then ended have been restated.
Pollard-Kelley Auditing Services, Inc.
Fairlawn, Ohio
January 29, 2004, except for Note 13 which is as of April 20, 2005 and Note 12 which is as of November 21, 2005

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2004 and 2003
Restated

	December 31,	December 31,
	2004	2003
	As Restated	As Restated
ASSETS
Current Assets
Cash	$6,104,053	$7,653,463
Commissions receivable	159,130	687,377
Other receivables	2,291,950	381,613
Prepaid taxes	600,000	—
Deferred Tax Asset	—	300,000
Prepaid expenses	2,860,850	69,588

Total Current Assets	12,015,983	9,092,041

Fixed Assets
Property and equipment — net	2,180,919	264,417
Deferred policy acquisition costs — net	578,329	—

	2,759,248	264,417

Other Assets
Licensing fees. Less accumulated depreciation of $42,473 and $32,886	12,016	21,603
Other non-current assets	76,263	831,420

	88,279	853,023

Total Assets	$14,863,510	$10,209,481

	December 31,	December 31,
	2004	2003
	As Restated	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$779,117	$8,456
Reserve for claims	168,175	167,844
Accrued expenses	13,308	172,877
Premium deposits	445,110	1,539,648
Unearned commissions	19,284	—
Accrued taxes	—	389,839
Current portion of long-term debt	6,000	5,821

Total Current Liabilities	1,430,994	2,284,485

Long-Term Debt (offset by discount of $1,032,980 on convertible securities in 2004)	10,025,503	25,703

Total Liabilities	11,456,497	2,310,188

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 14,576,896 and 12,096,909 issued and outstanding at December 31, 2004 and 2003	14,576	12,097
Additional paid in capital	12,656,372	9,006,838
Retained earnings (deficit)	(9,263,935)	(1,119,642)

	3,407,013	7,899,293

Total Liabilities and Stockholders’ Equity	$14,863,510	$10,209,481

Hartville Group, Inc. and Subsidiaries
Consolidated Statement of Income
For the Years Ended December 31, 2004 and 2003
Restated

	December 31,	December 31,
	2004	2003
	As Restated	As Restated
Commissions	$1,930,645	$1,952,452
Premiums	2,293,533	1,710,240

	4,224,178	3,662,692

Losses and expenses	1,620,635	1,143,718
Ceded costs	573,418	445,409
General and administrative	9,231,768	2,410,599

	11,425,821	3,999,726

Operating (loss) income	(7,201,643)	(337,034)

Other income	67,260	95,559
Other expense	(1,009,910)	—

(Loss) income before taxes	(8,144,293)	(241,475)

Provision for taxes	—	50,000

NET (LOSS) INCOME	$(8,144,293)	$(291,475)

Net (loss) income per common share	$(0.58)	$(0.06)

Weighted average common shares outstanding	14,016,975	4,886,616
See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Years Ended December 31, 2004 and 2003
Unaudited Restated

	December 31,	December 31,
	2004	2003
	As Restated	As Restated
Cash flows from operating activities

Net (Loss) Income	$(8,144,293)	$(291,475)
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	536,627	56,566
Amortization	45,242	9,357
Stock for services (Non-cash)	1,859,911	607,961
Amortization of discount on debt	—	—
(Increase) commissions receivable	528,247	(581,719)
(Increase) Other receivables	(1,910,337)	(212,840)
(Increase) decrease FIT Receivable	(600,000)	—
(Increase) decrease deferred tax asset	300,000	(300,000)
(Increase) decrease Prepaid expenses	(2,575,914)	(18,230)
(Increase) Licensing fees	—	(4,490)
Increase (decrease) Accounts payable	770,661	231,881
Increase (decrease) Accrued expenses	(159,569)	111,348
Increase Premium deposits	(1,094,538)	1,149,132
(Decrease) Unearned Commission	19,284	—
(Decrease) Accrued taxes	(389,839)	389,839
Increase Reserve for losses	331	(134,003)
Increase (Decrease) due to fronting carrier	—	(46,630)

Net Cash Used for Operating Activities	(10,814,187)	966,697

Cash Flows from Investing Activities
Acquired Deferred policy acquisition costs	(613,984)	—
Acquired Property and equipment	(1,404,198)	(187,737)
Increase (decrease) Other non-current assets	—	(545,463)

Net Cash Used for Investing Activities	(2,018,182)	(733,200)

Cash Flows from Financing Activities
Proceeds from notes payable	14,038,780	3,033,056
Payment on notes payable	(3,005,821)	(3,020,551)
Decrease in stock purchase receivable	—	50,000
Sale of common stock	250,000	6,755,654

Net Cash Provided from Financing Activities	11,282,959	6,818,159

Net Decrease in Cash and Cash Equivalents	(1,549,410)	7,051,656

Cash and Cash Equivalents — Beginning	7,653,463	601,807

Cash and Cash Equivalents — Ending	$6,104,053	$7,653,463

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2004 and 2003

			Additional		Stock	Total
	Common	Stock	Paid in	Retained	Purchase	Stockholders’
	Shares	Amount	Capital	Earnings	Receivable	Equity
Balance December 31, 2002	3,026,870	3,027	1,652,293	(828,167)	(50,000)	777,153
Sale of shares	7,794,177	7,794	6,747,860	—	—	6,755,654
Stock issued for services	1,275,862	1,276	594,524	—	—	595,800
Warrants issued for services			12,161			12,161
Receipt of stock receivable					50,000	50,000
Net income (loss) (as restated)	—	—	—	(291,475)	—	(291,475)

Balance December 31, 2003, as restated	12,096,909	12,097	9,006,838	(1,119,642)	—	7,899,293
Sale of shares	1,794,078	1,794	248,206	—	—	250,000
Beneficial conversion and repricing impact on convertible debt			1,063,784			1,063,784
Warrants issued for services			1,081,203			1,081,203
Stock issued for cashless warrant	85,309	85	(85)	—	—	—
Shares issued for services	600,000	600	1,256,426	—	—	1,257,026
Net income (loss) (as restated)	—	—	—	(8,144,293)	—	(8,144,293)

Balance December 31, 2004	14,576,296	14,576	12,656,372	(9,263,935)	—	3,407,013

See accompanying notes to financial statements

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
For 2003, Hartville Insurance Company LTD has taken a 0% quota share (compared to a 20% per quota share in 2002) participation in the pet health insurance originated by Petsmarketing Insurance.com Agency, Inc. and insured by a nationally licensed insurance company. The remaining 100% of risk (80% in 2002) was ceded to re-insurers. On July 1, 2004 the Company changed fronting carriers and used the insurance acquisition target as a fronting carrier, therefore the Company was able to increase its risk retention for the balance of 2004. On September 1, 2004 the Company discontinued use of its target insurance company acquisition as its fronting carrier and began using a internationally recognized carrier and in doing so did not retain any risk on new and renewal business until January 1, 2005 and thereby decreased its re-insurance profits for the year. The policies have been issued on a “claims made” basis with maximum policy limits of $5,000 per occurrence with an annum aggregate of $13,000 for veterinarian’s fees and $5,000 per animal for injury or illness per claim.
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
The computations of basic and diluted net income (loss) per share were as follows:

	2004	2003
	As Restated	As Restated
Net Income (loss)	$(8,144,293)	$(291,475)

Weighted average common shares outstanding	14,016,975	4,886,616
Dilutive effect of outstanding warrants and options	0	—
Diluted common shares	14,016,975	4,886,616

Basic net income (loss) per common share	$(0.58)	$(0.06)
Diluted net income (loss) per common share	(0.58)	(0.06)

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

NOTE 2 – FIXED ASSETS
Property and equipment are summarized by major classifications as follows:

	December 31,	December 31,
	2004	2003
Furniture and fixtures	$72,841	$51,784
Equipment	377,999	222,996
Software	2,277,678	107,129
Leasehold Improvements	47,781	44,520

	2,776,299	426,429
Less: accumulated depreciation	(595,380)	(162,012)

	$2,180,919	$264,417

NOTE 3 – DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs are summarized as follows:

	December 31,	December 31,
	2004	2003
Balance at January 1	$—	$—
Acquisition costs incurred	1,988,306	605,598
Amortization of acquisition costs	(1,409,977)	(605,598)

Balance at December 31	$578,329	$0

NOTE 4 – RESERVE FOR CLAIMS
Activity in the reserve for claims is summarized as follows for the years ended December 31, 2004 and 2003:

	December 31,	December 31,
	2004	2003
	(as restated)	(as restated)
Net balance, beginning of year	$167,844	$15,000

Incurred losses related to:
Current year	1,405,200	685,914
Prior year	215,435	457,804

Total incurred	1,620,635	1,143,718

Paid losses related to:
Current year	(1,243,823)	(563,070)
Prior year	(376,481)	(427,804)

Total paid	(1,620,304)	(990,874)

Net balance, end of year	$168,175	$167,844

NOTE 4 – RESERVE FOR CLAIMS (continued)
Reserve for Claims is Represented by:

	December 31, 2004	December 31, 2003
	As restated	As restated
Reserve for reported claims	10,870	167,844
Reserve for losses incurred but not reported	157,305	—

	$168,175	$167,844

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
NOTE 8 – INCOME TAXES
The provision for income taxes consists of the following for the years ended December 31:

	2004	2003
Current	$—	$300,000
Deferred expense (benefit)	—	(300,000)
State taxes		50,000

	$—	$50,000

The provision for income taxes differs from the amount computed by applying the statutory income tax rate to the loss before income taxes. The sources and tax effects of the differences are as follows:

	2004	2003
	(as restated)	(as restated)
Federal statutory tax rate	$(2,769,060)	$(82,100)
Change in valuation allowance	2,769,060	82,100

State tax expenses		50,000

Tax provision	$—	$50,000

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)
NOTE 8 – INCOME TAXES (continued)
The net deferred tax asset at December 31, 2004 and 2003 is comprised of the following:

	2004	2003
	(as restated)	(as restated)
Deferred tax assets:
Reserve discounting	$2,399	$—
Policy acquisition costs capitalized for tax purposes	—	300,000
Net operating loss carryforward	2,963,293	—

	2,965,692	300,000

Deferred tax liabilities
Deferred policy acquisition costs	(196,632)	—
Valuation allowance	(2,769,060)	—

Net deferred tax assets	$—	$300,000

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
NOTE 9 — OPERATING SEGMENTS
The Company organizes its business into three reportable segments; the holding company, the insurance agency and the reinsurance company
A breakdown of the revenues and expenses by segment is as follows:

	December 31,	December 31,
	2004	2003
Year ended	(as restated)	(as restated)
Holding Company
Revenues	$—	$—
Administrative Expenses	3,950,787	412,642
Net Loss	(4,903,376)	(358,873)

Insurance Agency
Revenues	1,930,645	1,952,452
Administrative Expenses	5,211,755	1,944,914
Net Loss	(3,276,534)	(3,682)

Reinsurance
Revenues	2,293,533	1,710,240
Administrative Expenses	69,226	53,043
Net Income	35,617	71,080

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
NOTE 12 — RESTATEMENT OF 2004 FINANCIALS
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

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004 AND 2003 (as restated)

	Consolidated Statements of Income
	As previously
For the Year Ended December 31, 2004	reported	Adjustments	As restated
Premiums	$3,732,412	$(1,438,879)	$2,293,533
Losses and expenses	2,599,606	(978,971)	1,620,635
Ceded Costs	933,140	(359,722)	573,418
Operating (loss) income	(7,101,457)	(100,186)	(7,201,643)
Income before taxes	(8,044,107)	(100,186)	(8,144,293)
NET (LOSS) INCOME	$(8,044,107)	$(100,186)	$(8,144,293)

	Consolidated Balance Sheet
	As previously
December 31, 2004	reported	Adjustments	As restated
Other receivable	$2,368,071	$(76,121)	$2,291,950
Total assets	14,939,631	(76,121)	14,863,510
Reserve for claims	176,998	(8,823)	168,175
Premium deposits	—	445,110	445,110
Total current liabilities	994,707	436,287	1,430,994
Total liabilities	11,020,210	436,287	11,456,497
Retained earnings (deficit)	(8,751,527)	(512,408)	(9,263,935)
Total shareholders’ equity	3,919,421	(512,408)	3,407,013
Total liabilities and shareholders equity	$14,939,631	$(76,121)	$14,863,510

	Consolidated Statements of Income
	As previously
For the Year Ended December 31, 2003	reported	Adjustments	As restated
Premiums	$2,859,398	$(1,149,158)	$1,710,240
Losses and expenses	1,588,185	(444,467)	1,143,718
Ceded Costs	737,878	(292,469)	445,409
Operating (loss) income	75,188	(412,222)	(337,034)
Income before taxes	170,747	(412,222)	(241,475)
NET (LOSS) INCOME	$120,747	$(412,222)	$(291,475)

	Consolidated Balance Sheet
	As previously
December 31, 2003	reported	Adjustments	As restated
Other receivable	$154,284	$227,329	$381,613
Total assets	9,982,152	227,329	10,209,481
Reserve for claims	301,847	(134,003)	167,844
Premium deposits	766,094	773,554	1,539,648
Total current liabilities	1,644,934	639,551	2,284,485
Total liabilities	1,670,637	639,551	2,310,188
Retained earnings (deficit)	(707,420)	(412,222)	(1,119,642)
Total shareholders’ equity	8,311,515	(412,222)	7,899,293
Total liabilities and shareholders equity	$9,982,152	$227,329	$10,209,481
NOTE 13 — RESTATEMENT OF 2003 FINANCIAL STATEMENTS
The Company changed its accounting practice with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized. Under its new practice, the policy acquisition costs include only direct response advertising costs and the compensation costs attributable to the Company’s call-in department, which is responsible for handling new and renewal policy requests. The capitalized costs are amortized over a three-year minimum expected life of the policy period, subject to an assessment of the recoverability of the costs from future revenues from acquired policies, net of related expenses. The Company’s previous policy for capitalization of certain costs, in addition to those which continue to be capitalized under the new policy, also provided for a five-year amortization. The Company issued shares in connection for professional services and warrants pursuant to two financing transactions. In applying a Black-Scholes model to value the warrants issued resulted in a discounted expense of $52,649 and a service expense of $37,500. As a result, the financial statements for the year ended December 31, 2003 have been restated to reflect these expenses and to conform to the Company’s current practice. The financial statements have also been restated to reflect the impact of compensation costs incurred related to stock and warrants issued for services.
Following is a summary of the effects of these changes on the Company’s consolidated balance sheet as of December 31, 2003, as well as the effects of these changes on the Company’s consolidated statements of earnings and cash flows for fiscal year 2003:

	Consolidated Statements of Income
	As previously
Fiscal year ended December 31, 2003	reported	Adjustments	As restated
General and administrative expenses	$1,370,928	$1,039,671	$2,410,599
Operating income	1,114,859	(1,039,671)	75,188
Earnings before income taxes	1,210,418	(1,039,671)	170,747
Income taxes	350,000	(300,000)	50,000
Net income	860,418	(739,671)	120,747
Net earnings per common share — basic	$.18	$(0.16)	$0.02
Net earnings per common share — diluted	$.18	$(0.16)	$0.02

	Consolidated Balance Sheet
	As Previously
December 31, 2003	Reported	Adjustments	As Restated
Property, plant and equipment, net	$242,484	$21,933	$264,417
Deferred policy acquisition costs, net	886,566	(886,566)	—
Deferred income tax asset	—	300,000	300,000
Total assets	10,546,785	(564,633)	9,982,152
Additional paid-in capital	8,451,977	554,861	9,006,838
Retained earnings (deficit)	451,913	(1,159,333)	(707,420)
Total shareholders’ equity	8,915,987	(604,472)	8,311,515
Total liabilities and shareholders’ equity	10,564,785	(564,633)	9,982,152

	Consolidated Statement of Cash Flows
	As Previously
Fiscal year ended December 31, 2003	Reported	Adjustments	As Restated
Net cash provided by operating activities	$1,831,330	$(864,633)	$966,697
Net cash used by investing activities	1,597,833	(864,633)	733,200

Exhibit Index

Exhibit No.	Description
EX 23.1	Consents of Independent Auditors

EX 31.1	Certification

EX31.2	Certification

EX32.1	Certification

EX32.2	Certification