Form 10QSB/A
period 2005-03-31
HARTVILLE GROUP INC
filed 2005-11-21
CIK 1126960

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
Accordingly, this Form 10-QSB/A is being filed to amend the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2005, in order to reflect the restatement of the Company’s consolidated financial statements as of March 31, 2005. The restatement arose from management’s determination that a reinsurance contract for premiums earned in 2003 and 2004, which were originally accounted for based on the reinsurance slips whereby Hartville Re was to have a 40 percent quota share of the risk, was not the controlling agreement. Rather, a subsequent contract, whereby Hartville Re shared in none of the underwriting risk, was ultimately the controlling agreement. This reduces premium revenues for Hartville Re in 2003 and 2004, along with losses and expenses.
Also, in 2005, management determined that a 5% ceding commission was due to the primary carrier by Hartville Re, resulting in additional ceded costs for the first two quarters.
Finally, the restatement in 2004 and 2003 includes miscellaneous reclassifications on the balance sheets. These reclassifications have no effect on the Company’s income statements.
The restatements, including their impact on their consolidated financial statements are further described in Note 14 to the consolidated financial statements. Generally, minimal attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatements. This Form 10-QSB/A does not reflect events occurring after the filing of the original report on Form 10-QSB with the Securities and Exchange Commission on November 20, 2004. Accordingly, this 10-QSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended:
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

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2005 and December 31, 2004
Unaudited Restated

	March 31,	December 31,
	2005	2004
	As Restated	As Restated
ASSETS
Current Assets Cash	$4,241,890	$6,104,053
Commissions receivable	209,127	159,130
Other receivables	2,780,525	2,291,950
Prepaid taxes	600,000	600,000
Prepaid expenses	2,383,387	2,860,850

Total Current Assets	10,214,929	12,015,983

Fixed Assets
Property and equipment — net	2,228,217	2,180,919
Deferred policy acquisition costs — net	972,084	578,329

	3,200,301	2,759,248

Other Assets
Licensing fees. Less accumulated depreciation of $44,870 and $30,848	9,619	12,016
Other non-current assets	65,141	76,263

	74,760	88,279

Total Assets	$13,489,990	$14,863,510

See accompanying notes to financial statements.

	March 31,	December 31,
	2005	2004
	As Restated	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$474,017	$779,117
Reserve for claims	327,114	168,175
Accrued expenses	16,601	13,308
Premium deposits	1,004,581	445,110
Unearned commissions	18,736	19,284
Accrued taxes	—	—
Current portion of long-term debt	45,062	6,000

Total Current Liabilities	1,886,111	1,430,994

Long-Term Debt (offset by discount of $11,038,617 on convertible securities in 2004)	242,659	10,025,503

Total Liabilities	2,128,770	11,456,497

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 14,576,896 and 12,746,469 issued and outstanding at March 31, 2005 and December 31, 2004	14,576	14,576
Additional paid in capital	22,704,482	12,656,372
Retained earnings (deficit)	(11,357,838)	(9,263,935)

	11,361,220	3,407,013

Total Liabilities and Stockholders’ Equity	$13,489,990	$14,863,510

Consolidated Statement of Income
For the Quarter Ended March 31, 2005 and March 31, 2004
Unaudited Restated

	March 31,	March 31,
	2005	2004
	As Restated	As Restated
Commissions	$256,603	$527,367
Premiums	834,193	62,024

	1,090,796	589,391

Losses and expenses	708,938	237,055
Ceded costs	249,831	15,534
General and administrative	1,914,626	1,018,809

	2,873,395	1,271,398

Operating (loss) income	(1,782,599)	(682,007)

Other income	40,280	24,134
Other expense	(351,584)	(1,202)

(Loss) income before taxes	(2,093,903)	(659,075)

Provision for taxes	—	—

NET (LOSS) INCOME	$(2,093,903)	$(659,075)

Net (loss) income per common share	$(0.14)	$(0.05)

Weighted average common shares outstanding	14,576,296	12,180,656

Hartville Group, Inc. and Subsidiaries
Consolidated Statement of Cash Flows
For the Quarter Ended March 31, 2005 and March 31, 2004
Unaudited Restated

	March 31,	March 31,
	2005	2004
	As Restated	As Restated
Cash flows from operating activities

Net (Loss) Income	$(2,093,903)	$(659,075)
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	214,700	24,690
Amortization	89,037	4,332
Stock for services (Non-cash)	—	64,488
Amortization of discount on debt	163	—
(Increase) commissions receivable	(49,997)	317,744
(Increase) Other receivables	(488,575)	181,457
(Increase) decrease FIT Receivable	—	(300,000)
(Increase) decrease Prepaid expenses	477,463	(19,129)
(Increase) Licensing fees	—	(4,605)
Increase (decrease) Accounts payable	(262,690)	60,700
Increase (decrease) Accrued expenses	3,293	(1,749)
Increase Premium deposits	559,471	244,416
(Decrease) Unearned Commission	(548)	—
(Decrease) Accrued taxes	—	—
Increase Reserve for losses	158,939	(10,803)
Loss on Disposal of Assets	32,399	—

Net Cash Used for Operating Activities	(1,360,248)	(97,534)

Cash Flows from Investing Activities
Acquired Deferred policy acquisition costs	(482,793)	(71,140)
Acquired Property and equipment	(291,938)	(181,817)
Increase (decrease) Other non-current assets	11,060	(237,292)

Net Cash Used for Investing Activities	(763,671)	(490,249)

Cash Flows from Financing Activities
Proceeds from notes payable	263,163	—
Payment on notes payable	(1,407)	(2,145)
Sale of common stock	—	207,590

Net Cash Provided from Financing Activities	261,756	205,445

Net Decrease in Cash and Cash Equivalents	(1,862,163)	(382,338)

Cash and Cash Equivalents — Beginning	6,104,053	7,653,463

Cash and Cash Equivalents — Ending	$4,241,890	$7,271,125

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004
Hartville Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(unaudited)
NOTE 1 – BASIS OF PRESENTATION
The accompanying unaudited interim consolidated financial statements of Hartville Group, Inc. and its subsidiaries are prepared in accordance with accounting principles generally accepted in the United States of America and, in the opinion of management, reflect all normal, recurring adjustments considered necessary for a fair presentation of the interim period presented. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates, based on the best information available, in recording transactions resulting from business operations. The balance sheet amount that involves a greater extent of accounting estimates and actuarial determinations subject to future changes is the Company’s liability for unpaid losses (Reserve for losses). As additional information becomes available (or actual amounts are determinable), the recorded estimates may be revised and reflected in operating results. While management believes that the reserve for losses is adequate to cover the ultimate liability, such estimates may be more or less than the amounts actually paid when claims are settled.
The results of operations for the nine months ended September 30, 2005 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB, as restated, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2004.
The unaudited interim consolidated financial statements include the accounts of Hartville Group, Inc. and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform to the 2005 presentation.
Revenue Recognition Policies
The Company derives revenue from insurance policies sold to dog and cat owners by charging a percentage commission for making the sale through its subsidiary Petsmarketing Insurance.com Agency, Inc. The Company also derives revenue from the earned premium as a result of providing reinsurance coverage to the primary insurance company through the Company’s reinsurance subsidiary, Hartville Re.
Premiums are earned on a pro-rata basis over the period of the annual insurance policies sold to dog and cat owners. The monthly earned premium recognition begins when the policy becomes effective, which is when the first payment is received on a policy.
Performance based commissions, such as a sliding scale commission, are recognized based on the profitability experience of the underlying insurance policies.
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
Stock Option Accounting

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

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004
NOTE 2 – OTHER RECEIVABLES
Other receivables are summarized by major classifications as follows:

	March 31,	December 31,
	2005	2004
	As Restated	As Restated
Property & casualty insurance company not acquired	$2,303,333	$2,303,333
Officer	69,862	46,069
Miscellaneous	407,330	(57,452)

	$2,780,525	$2,368,071

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

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004
NOTE 5 – DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs are summarized as follows:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2005	2004
Balance at January 1	$578,329	$—
Acquisition costs incurred	704,282	1,988,306
Amortization of acquisition costs	(310,527)	(1,409,977)

Balance at March 31 and December 31, respectively	$972,084	$578,329

NOTE 6 – RESERVE FOR CLAIMS
Activity in the reserve for claims is summarized as follows for the three months ended March 31, 2005 and year ended December 31, 2004:

	Three Months	Year
	Ended	Ended
	March 31,	December 31,
	2005	2004
	As Restated	As Restated
Net balance, beginning of year	$168,175	$167,844
Incurred losses related to:
Current year	381,067	1,405,200
Prior year	327,871	215,435

Total incurred	708,938	1,620,635
Paid losses related to:
Current year	(71,732)	(1,243,823)
Prior year	(478,267)	(376,481)

Total paid	(549,999)	(1,620,304)

Net balance, end of quarter and end of year, respectively	$327,114	$168,175

Reserve for Claims is represented by:

	March 31,	December 31,
	2005	2004
	As Restated	As Restated
Reserve for reported claims	21,842	10,870
Reserve for losses incurred but not reported	305,272	157,305

	$327,114	$168,175

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
NOTE 8 – OTHER EXPENSES
Other expenses are summarized as follows:

	Three Months Ended
	March 31,
	2005	2004
Liquidated damages — October 2003 Stock Purchase	$136,787	$—
Interest expense on capitalized lease	975	1,202
Miscellaneous	51	—
Non Cash Expenses:
Amortization of Prepaid Interest on November 2004 convertible debt	181,209	—
Amortization of discount on November 2004 convertible debt	163	—
Loss on disposal	32,399	—

	$351,584	$1,202

NOTE 9 – NET INCOME (LOSS) PER SHARE
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
The computations of basic and diluted net income (loss) per share were as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31 ,
	2005	2004
	As Restated	As Restated
Net (loss) income	$(2,093,903)	$(659,075)

Weighted average common shares outstanding	14,576,296	12,180,656
Dilutive effect of outstanding warrants and options	0	0
Diluted common shares	14,576,296	12,180,656

Basic net income (loss) per common share	$(0.14)	$(0.05)
Diluted net income (loss) per common share	(0.14)	(0.05)

No outstanding warrants or options were considered dilutive in 2005 because the Company had a net loss.
The following is schedule of potential dilution as of March 31, 2005

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

Issued and outstanding at March 31, 2005	14,576,296

			Exercise
		Dollar amount	price/Conv	Potential
		of Convertible	ertible	number of
Instrument	Description	Debt	price	shares
Warrant	October 8, 2003 stock purchase	N/A	$1.90	578,947
Warrant	August 31, 2004 Convertible debt	N/A	$0.95	499,999
Convertible Debt	November 2004	11,038,780	$0.95	11,619,768
Warrant	November 2004 Convertible debt	N/A	$0.95	5,143,619
Option	Directors compensation	N/A	$3.00	60,000
Option	Consulting Services	N/A	$5.00	250,000
Option	Consulting Services	N/A	$6.00	250,000
Option	Consulting Services	N/A	$3.00	360,000
Warrant	Consulting Services	N/A	$0.69	200,000
Option	COO stock options	N/A	$2.31	100,000
	Potential additional shares as of March 31, 2005			19,062,333

	Total potential shares as of March 31, 2005			33,638,629

NOTE 10 – COMMITMENTS
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
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005. The agreement runs through December 31, 2010 and for years 2004 and after it calls for payment of royalties on a sliding scale of 5% in excess of $5 million to 1% on annual premiums over $100 million. In addition common stock purchase warrants are paid each year on a sliding scale of 25,000 warrants on premiums when annual premiums exceed $10 million up to 100,000 warrants on annual premiums over $100 million. The warrants call price shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $76,904 and $70,498 for the quarters ended March 31, 2005 and 2004, respectively.
NOTE 11- RELATED PARTY TRANSACTIONS
At March 31, 2005 and December 31, 2004 the Company has an accounts receivable on its books from an officer for $69,862 and $46,069, respectively the receivable has an interest of 5%.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004
NOTE 12 — OPERATING SEGMENTS
The Company organizes its business into three reportable segments; the holding company, the insurance agency and the reinsurance company
A breakdown of the revenues and expenses by segment is as follows:

	Three	Three
	Months	Months
	Ended	Ended
	March 31,	March 31,
	2005	2004
Quarters ended	As Restated	As Restated
Holding Company Revenues	$—	$—
Administrative Expenses	405,067	105,580
Net (Loss) Income	(709,107)	(81,446)

Insurance Agency Revenues	256,603	527,367
Administrative Expenses	1,495,462	897,541
Net (Loss) Income	(1,272,233)	(371,376)

Reinsurance Revenues	834,193	62,024
Administrative Expenses	14,097	15,688
Net (Loss) Income	(112,563)	(206,253)
NOTE 13 — NON-QUALIFIED STOCK OPTION PLAN
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
     NOTE 14 — RESTATEMENT OF FINANCIALS
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
Also, in 2005, management determined that a 5% cede commission was due to the primary carrier by Hartville Re, resulting in additional ceded costs for the first two quarters.
Finally, the restatement in 2004 and 2003 includes miscellaneous reclassifications on the balance sheets. These corrections have no effect on the Company’s income statements.

	Consolidated Statements of Income
	As previously
For the Three Months Ended March 31, 2005	reported	Adjustments	As restated
Premiums	$833,664	$529	$834,193
Losses and expenses	711,287	(2,349)	708,938
Ceded Costs	208,416	41,415	249,831
Operating (loss) income	(1,744,062)	(38,537)	(1,782,599)
Income before taxes	(2,055,366)	(38,537)	(2,093,903)
NET (LOSS) INCOME	$(2,055,366)	$(38,537)	$(2,093,903)

	Consolidated Balance Sheet
	As previously
March 31, 2005	reported	Adjustments	As restated
Other receivable	$2,518,975	$261,550	$2,780,525
Total assets	13,228,440	261,550	13,489,990
Reserve for claims	335,101	(7,987)	327,114
Premium deposits	184,099	820,482	1,004,581
Total current liabilities	1,073,616	812,495	1,886,111
Total liabilities	1,316,275	812,495	2,128,770
Retained earnings (deficit)	(10,806,893)	(550,945)	(11,357,838)
Total shareholders’ equity	11,912,165	(550,945)	11,361,220
Total liabilities and shareholders equity	$13,228,440	$261,550	$13,489,990

	Consolidated Statements of Income
	As previously
For the Three Months Ended March 31, 2004	reported	Adjustments	As restated
Commissions	$1,462,268	$(934,901)	$527,367
Premiums	793,748	(731,724)	62,024
Losses and expenses	614,248	(377,193)	237,055
Ceded Costs	198,467	(182,933)	15,534
General and administrative	1,020,011	(1,202)	1,018,809
Operating (loss) income	423,290	(1,105,297)	(682,007)
Other expenses	—	(1,202)	(1,202)
Income before taxes	447,424	(1,106,499)	(659,075)
NET (LOSS) INCOME	$447,424	$(1,106,499)	$(659,075)

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Hartville Re, reinsured business in 2002 under a Managing General Agency (MGA) agreement with Clarendon National Insurance Company. Hartville Re took a quota share reinsurance agreement directly with Clarendon National Insurance Company wherein Hartville Re assumed 20% quota share of the underwriting risk. Clarendon National Insurance Company also assumed 20% with the remaining risk being ceded to other international reinsurers. Commencing April 2003, Hartville began writing pet insurance policies through State National Insurance Company, which was 100% reinsured by an unrelated entity. In July 2004 Hartville canceled and re-wrote its entire book of pet insurance policies, with Department of Insurance approval, on the insurance acquisition target, that is, the intended property and casualty insurance company to be acquired and formalized. Hartville Re assumed 100% quota share reinsurance of the underwriting risk initially and intended to reduce this post transfer of the pet insurance book to 70% with other willing reinsurers. The potential underwriting income or (loss) from the 2003 treaty (book of business transfer) was now transferred to Hartville Re from the target insurance acquisition and ceded to the 2004 account. On August 15, 2004, the Department of Insurance, at no fault of Hartville, withdrew the Company’s writing authority through the target acquisition. As a result, Hartville Re’s underwriting risk retention was not reduced to 70%, but was maintained at 100% in view that reinsurers would now not subscribe to the quota share agreement. The Company secured writing authority from another carrier on August 25, 2004 and all new and renewal business going forward was written with this international recognized insurer who retained 100% of the underwriting risk. This underwriting agreement has been amended effective January 1, 2005 with Hartville Re retaining 50% quota share of the underwriting risk going forward. There are no related party transactions with these reinsurers or MGAs.
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
Government Regulation and Licenses
Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America regulates the conduct of Insurance business within its borders. This is done by the Department of Insurance, a subdivision of the State Government. The Department sets forth the policies of insurance that may be sold in the state and licenses all people that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.Com agency is licensed by 50 State Departments of Insurance including DC.
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
Our income is comprised of two components; First, commission income on the sale of pet insurance policies; and second, underwriting profits generated from the insured policy risk retained by us. In the three month period ending March 31, 2005, Hartville Re reported sharing on an assumed premium based participation of 50% on business written through the insurance agency. Therefore, 50% of the 80% net premiums, that is, gross premium less commissions of 20%, are reflected on our income statement as premium income. Since our ceded risk participation is only 50% the remaining 50% of the net premiums do not flow through our financial statements since this represents participation for non-related third party reinsurers.
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
Results of Operations
Total premiums were $1,506,306 of which $834,193 was retained by Hartville for the three-month period ending March 31, 2005 compared to the three month period ending March 31, 2004 where total premiums were $1,908,480 of which Hartville retained $62,024. This higher retention relative to the premium written is primarily due to the higher quota share of the underwriting risk that Hartville assumed.
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
Commissions earned by Petsmarketing Insurance.com for the three months ended March 31 2005 was $256,603. This compares to commissions earned of $527,367 for the three months ended March 31 2004. Commissions retained by the Agency were 20% for the three-month period ended March 31, 2005 compared to 30% for the three months ended March 31, 2004.
Operating expenses were $2,873,395 for the three-month period ended March 31, 2005 compared to operating expenses of $1,271,398 for the three months ended March 31, 2004. Operating Expenses increased due to a number of factors:

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
Operating income (loss) for the three-month period ending March 31, 2005 was $(1,782,599) as compared to the three-month period ending March 31, 2004 of $(682,007). Operating loss from insurance operations is attributed to an increased operating expense ratio as explained above and reduced income.
Other income increased from $ 24,134 for the three-month period ended March 31, 2004 to $40,280 for the three-month period ended March 31, 2005. Other income is interest income on cash accounts.
Other expense increased from $1,202 for the three-month period ending March 31 2004 to $351,584 for the three-month period ending March 31 2005. Other expenses are expenses associated with the operations of the parent company for interest penalties on failure to register shares of stock and warrants pursuant to the October 8, 2003 Stock Purchase Agreement and financing costs on all convertible debenture transactions.
The net income (loss) for the three-month period ending March 31 2005 was $(2,093,903) or $(0.14) per share. This compares to a net income (loss) of $(659,075) or $(0.05) per share for the three-month period ending March 31 2004 . The net loss is comprised of: First, the reinsurance segment (Hartville Re) reduction in ceded premium due to policy runoff—2004 premium was $1.9mm compared to $1.5mm in 2005—from a discontinued marketing campaign with PetPartners / American Kennel Club;. Second, agency segment (Petsmarketing) reduction in commission income due to premium runoff as noted in the reinsurance segment; and increased operating expenses through expansion of staff. Third, holding company segment (Hartville) legal and brokerage fees associated with capital funding transactions, i.e. the various debt transactions in 2004; interest penalties on failure to register shares pursuant to the agreements; and non-recoverable costs associated with the termination of the insurance company acquisition. Net income was affected by a number of one time costs as discussed above in the Operating Expense segment. The terminated insurance acquisition together with the Company failing to register shares timely, impacted the Company’s overall business model. The business model which calls for a self sufficient pet insurance delivery and risk retention operation can deliver profitable and measurable returns to investors as demonstrated in 2003.
Liquidity and Capital Resources. The Company has historically financed its operations and other working capital requirements principally from operating cash flow and capital raised through the issuance of convertible debt. On October 20, 2003, the Company completed a five million dollar ($5,000,000) private placement of its securities. The Company used the proceeds of this transaction to retire a $3,000,000 note payable with the remainder to be used for working capital.. On August 16, 2004 the Company raised $3,300,000 through Secured Convertible Promissory Notes. They were at 18% interest and were due October 18, 2004. This note was paid in full October 20, 2004. On November 26, 2004, the Company raised $11,038,780 using Convertible Debentures due November 11, 2006, which included Warrants. The convertible debt is for 2 years with a 7% coupon. The full amount of interest was prepaid. The conversion price in effect at any conversion date shall be equal to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date, provided, however, the Conversion Price shall never be equal to a price lower than $0.95 (subject to adjustment). This price was amended on February 17, 2005 to a conversion price of $0.95. The warrants are five year warrants with the same amended conversion price. The Warrants expire in five years and are to purchase up to 4,906,124 shares of common stock at $.95 a share. The Company has an obligation, pursuant to registration rights agreement, to register for resale the shares underlying the Convertible Debentures and the Warrants by June 30, 2005 in order to avoid liquidated damages to investors. The funds raised were used to pay in full the note due November 19, 2004. There was a 7% fee along with 25,000 warrants per $1,000,000 raised that is due to the lead investment banker. Financial Statements of the Company as a result of raising capital through Convertible Debentures and warrants together with unregistered shares of stock issued for services created a potential beneficial discount to holders. The Company in accordance with FASB 123 “Accounting for Stock Based Compensation” and EITF 98-5 has recognized in the first quarter of 2005 the non-cash non recurring expense of $43,069 and $64,448 for the first quarter 0f 2004 in connection with these instruments. The Company, as part of EITF 98-5, has discounted the convertible debenture for $11,038,780 for the effect of the beneficial conversion and will recognize through 2006 using the effective interest method $11,038,780 in non-cash expenses in connection with the potential beneficial conversion discount on these Convertible Debentures. The company amortized $163 of the discount for the quarter ended March 31, 2005. With this new financing in place, management believes it can sustain operations and complete its business plans. In the next 12 operating months, we intend to refocus and grow the

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED MARCH 31, 2005 AND 2004
pet health insurance business and establish a U.S. Property and Casualty insurance company in order to eliminate our dependency on a fronting—underwriting—insurance company. The Company has sufficient operating cash for 2005. Outgoing cash flows for marketing initiatives will be offset with incoming cash flows from the recoverable costs of $2,303,333 through the Mutual Release with the Department of Insurance.
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
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
     A. Exhibits:
3.1	* Amended and Restated Bylaws

* Incorporated by reference to the Registrant’s Form 10-QSB filed May 16, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
B.	Reports of Form 8-K.

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

Dennis Rushovich
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

November 21, 2005	/s/ Christopher R. Sachs

Christopher R. Sachs
Chief Accounting Officer
(PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
3.1*	Amended and Restated Bylaws * Incorporated by reference to the Registrant’s Form 10-QSB filed May 16, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.