Form 10QSB/A
period 2005-06-30
HARTVILLE GROUP INC
filed 2005-11-21
CIK 1126960

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
Accordingly, this Form 10-QSB/A is being filed to amend the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005, in order to reflect the restatement of the Company’s consolidated financial statements as of June 30, 2005. The restatement arose from management’s determination that a reinsurance contract for premiums earned in 2003 and 2004, which were originally accounted for based on the reinsurance slips whereby Hartville Re was to have a 40 percent quota share of the risk, was not the controlling agreement. Rather, a subsequent contract, whereby Hartville Re shared in none of the underwriting risk, was ultimately the controlling agreement. This reduces premium revenues for Hartville Re in 2003 and 2004, along with losses and expenses.
Also, in 2005, management determined that a 5% ceding commission was due to the primary carrier by Hartville Re, resulting in additional ceded costs for the first two quarters.
Finally, the restatement in 2004 and 2003 includes miscellaneous reclassifications on the balance sheets. These reclassifications have no effect on the Company’s income statements.
The restatements, including their impact on their consolidated financial statements are further described in Note 15 to the consolidated financial statements. Generally, minimal attempt has been made in this Form 10-QSB/A to modify or update other disclosures presented in the original report on Form 10-QSB, except as required to reflect the effects of the restatements. This Form 10-QSB/A does not reflect events occurring after the filing of the original report on Form 10-QSB with the Securities and Exchange Commission on November 20, 2004. Accordingly, this 10-QSB/A should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-QSB, including any amendments to those filings. The following items have been amended:
Part 1, Item 1 — Interim Financial Statements (unaudited) (restated)
Part 1, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations
Part 1, Item 4 — Controls and Procedures
Part 2, Item 6 — Exhibits and reports on Form 8-K

PART I
PART I FINANCIAL INFORMATION
General
RESTATEMENT OF FINANCIAL STATEMENTS. The accompanying reviewed financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the quarter ended March 31, 2005 are not necessarily indicative of the results that can be expected for the year ended December 31, 2005..

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
Unaudited Restated

	June 30,	December 31,
	2005	2004
	As Restated	As Restated
ASSETS
Current Assets
Cash	$4,553,921	$6,104,053
Commissions receivable	132,690	159,130
Other receivables	664,498	2,291,950
Prepaid taxes	600,000	600,000
Prepaid expenses	2,101,534	2,860,850

Total Current Assets	8,052,643	12,015,983

Property and equipment — net	2,028,836	2,180,919
Deferred policy acquisition costs — net	1,122,074	578,329

Other Assets
Licensing fees. Less accumulated depreciation of $47,267 and $30,848	7,222	12,016
Other non-current assets	118,511	76,263

	125,733	88,279

Total Assets	$11,329,286	$14,863,510

See accompanying notes to financial statements.

	June 30,	December 31,
	2005	2004
	As Restated	As Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$546,939	$792,425
Reserve for claims	395,349	168,175
Premium deposits	1,106,200	445,110
Unearned commissions	20,522	19,284
Accrued taxes	—	—
Current portion of long-term debt	105,425	6,000

Total Current Liabilities	2,174,435	1,430,994

Long-Term Debt (offset by discount of $11,037,756 on convertible securities in 2004)	180,441	10,025,503

Total Liabilities	2,354,876	11,456,497

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 14,576,296 issued and outstanding at June 30, 2005 and December 31, 2004	14,576	14,576
Additional paid in capital	22,704,482	12,656,372
Retained earnings (deficit)	(13,674,148)	(9,263,935)
Less: treasury stock at cost, 94,000 shares	(70,500)	—

	8,974,410	3,407,013

Total Liabilities and Stockholders’ Equity	$11,329,286	$14,863,510

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Six Months Ended June 30, 2005 and June 30, 2004
Unaudited Restated

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	As Restated	As Restated	As Restated	As Restated
Commissions	$242,521	$485,507	$499,124	$1,012,874
Premiums	786,277	1,212	1,620,470	63,236

	1,028,798	486,719	2,119,594	1,076,110

Losses and expenses	531,233	85,300	1,240,171	322,355
Ceded costs	247,750	310	497,581	15,844
General and administrative	2,279,509	1,910,334	4,194,135	2,929,143

	3,058,492	1,995,944	5,931,887	3,267,342

Operating (loss) income	(2,029,694)	(1,509,225)	(3,812,293)	(2,191,232)

Other income	25,078	17,373	65,358	41,507
Other expense	(311,694)	(1,100)	(663,278)	(2,302)

(Loss) income before taxes	(2,316,310)	(1,492,952)	(4,410,213)	(2,152,027)

Provision for taxes	—	—	—	—

NET (LOSS) INCOME	$(2,316,310)	$(1,492,952)	$(4,410,213)	$(2,152,027)

Net (loss) income per common share	$(0.16)	$(0.11)	$(0.30)	$(0.17)

Weighted average common shares outstanding	14,546,340	13,761,417	14,561,235	12,858,540
See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows For the Six Months Ended June 30, 2005 and 2004
Unaudited Restated

	Six Months Ended
	June 30,
	2005	2004
	As Restated	As Restated
Cash flows from operating activities

Net (Loss) Income	$(4,410,213)	$(2,152,027)
Adjustments to reconciliation net loss to net cash provided by operating activities
Depreciation	423,511	35,563
Amortization	199,460	17,422
Stock for services (Non-cash)	—	968,988
Amortization of discount on debt	1,024	—
(Increase) decrease commissions receivable	26,440	687,377
(Increase) decrease Other receivables	1,556,952	(869,250)
(Increase) decrease FIT Receivable	—	(450,000)
(Increase) decrease Prepaid expenses	759,316	(1,675)
(Increase) Licensing fees	—	(2,038)
Increase (decrease) Accounts payable and accrued expenses	(203,076)	174,966
Increase (decrease) Premium deposits	661,090	(304,946)
Increase Unearned Commission	1,238	—
(Decrease) Accrued taxes	—	—
Increase Reserve for claims	227,174	(217,654)
Loss on Disposal of Assets	32,399	—

Net Cash Used for Operating Activities	(724,685)	(2,113,274)

Cash Flows from Investing Activities
Acquired Deferred policy acquisition costs	(738,412)	(141,140)
Acquired Property and equipment	(303,704)	(386,276)
Increase (decrease) Other non-current assets	(42,370)	(307,205)

Net Cash Used for Investing Activities	(1,084,486)	(834,621)

Cash Flows from Financing Activities
Proceeds from notes payable	263,163	—
Payment on notes payable	(4,124)	(3,329)
Sale of common stock	—	250,000

Net Cash Provided from Financing Activities	259,039	246,671

Net Decrease in Cash and Cash Equivalents	(1,550,132)	(2,701,224)

Cash and Cash Equivalents — Beginning	6,104,053	7,653,463

Cash and Cash Equivalents — Ending	$4,553,921	$4,952,239

See accompanying notes to financial statements.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
Hartville Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2005
(unaudited)
NOTE 1 — BASIS OF PRESENTATION
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
The results of operations for the six months ended June 30, 2005 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB, as restated, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2004.
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

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 2 — OTHER RECEIVABLES
Other receivables are summarized by major classifications as follows:

	June 30,	December 31,
	2005	2004
	As Restated	As Restated
Property & casualty insurance company not acquired	$—	$2,303,333
Officer	—	46,069
Insurance company	407,298	(76,121)
Miscellaneous	257,200	18,669

	$664,498	$2,291,950

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

The deferred acquisition costs include only direct response advertising costs and the compensation costs attributable to the Company’s call-in department, which is responsible for handling new and renewal policy requests. The capitalized costs are amortized over a three-year minimum expected life of the policy period, subject to an assessment of the recoverability of the costs from future revenues from acquired policies, net of related expenses.
NOTE 6 — RESERVE FOR CLAIMS
Activity in the reserve for claims is summarized as follows for the six-months ended June 30, 2005 and year ended December 31, 2004:

	June 30,	December 31,
	2005	2004
	As Restated	As Restated
Net Balance, beginning of year	$168,175	$167,844
Incurred losses related to:
Current year	853,507	1,405,200
Prior year	386,664	215,435

Total incurred	1,240,171	1,620,635
Paid losses related to:
Current year	(547,764)	(1,243,823)
Prior year	(1,012,997)	(376,481)

Total paid	(1,560,761)	(1,620,304)
Net balance, June 30, 2005 and December 31, 2004, respectively	$(152,415)	$168,175

Reserve for Claims is represented by:

	June 30,	December 31,
	2005	2004
	As Restated	As Restated
Reserve for reported claims	$3,433	$10,870
Reserve for losses	391,916	157,305

	$395,349	$168,175

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 6 — RESERVE FOR CLAIMS (continued)
Reserve for claims is based upon the accumulation of costs and expenses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims and expenses that have occurred but have not yet been reported. Such estimates are based on many variables including historical and statistical information and other factors. The Company’s management utilizes an independently prepared actuarial report for its determination of reserves and believes that the estimate of the reserve for claims is reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are continually reviewed and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided.
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

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 7 — DEBT (continued)
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or
Contingency Instruments”. Accordingly, additional paid-in capital of $11,038,780 and non-cash discount of these Convertible Debentures of $861 and $1,024 for the three and six months ended June 30, 2005, respectively, were recorded due to the beneficial conversion feature. The non recurring non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. These non recurring non cash discounts will be amortized over the life of the Debenture as an expense using the effective interest method. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $11,038,780 which is due at November 11, 2006.
The Company signed a note with a financial institution for $263,163 on March 23, 2005. The note is payable in 63 monthly installments with the first three payments being interest only. The note is secured by business assets and a personal guarantee. The interest rate on the note is fixed at 6.75%. Interest on this note for the three and six months ended June 30, 2005 was $3,918. The balance of this note at June 30, 2005 was $261,800.
The company has penalties resulting from the failure to register shares of stock pursuant to the October 8, 2003 Stock Purchase Agreement. For the three and six months ended June 30, 2005 penalties were $121,039 and $257,826, respectively.
NOTE 8 — OTHER EXPENSES
Other expenses are summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	As Restated	As Restated	As Restated	As Restated
Liquidated damages — October 2003 Stock Purchase	$121,039	$—	$257,826	$—
Interest expense on March 23, 2005 note	3,918	—	3,918	—
Interest expense on capitalized lease	931	1,100	1,907	2,302
Miscellaneous	2,713	—	2,763	—
Non Cash Expenses:
Amortization of Prepaid Interest on November 2004 convertible debt	182,232	—	363,441	—
Amortization of discount on November 2004 convertible debt	861	—	1,024	—
Loss on disposal	—	—	32,399	—

	$311,694	$1,100	$663,278	$2,302

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 9 — NET INCOME (LOSS) PER SHARE
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
The computations of basic and diluted net income (loss) per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	As Restated	As Restated	As Restated	As Restated
Net (loss) income	$(2,316,310)	$(1,492,952)	$(4,410,213)	$(2,152,027)
Weighted average common shares outstanding	14,546,340	13,761,417	14,561,235	12,858,540

Dilutive effect of outstanding warrants and options	—	—	—	—
Diluted common shares	14,546,340	13,761,417	14,561,235	12,858,540

Basic net (loss) income per share	$(0.16)	$(0.11)	$(0.30)	$(0.17)
Diluted net (loss) income per share	$(0.16)	$(0.11)	$(0.30)	$(0.17)
No outstanding warrants or options were considered dilutive in 2005 because the Company had a net loss.
The following is schedule of potential dilution as of June 30, 2005

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004

Issued and outstanding at June 30, 2005	14,482,296

			Exercise
		Dollar amount of	price/Conv	Potential
		Convertible	ertible	number of
Instrument	Description	Debt	price	shares
Warrant	October 8, 2003 stock purchase	N/A	$1.90	578,947
Warrant	August 31, 2004 Convertible debt	N/A	$0.95	499,999
Convertible Debt	November 2004	11,038,780	$0.95	11,619,768
Warrant	November 2004 Convertible debt	N/A	$0.95	5,143,619
Option	Directors compensation	N/A	$3.00	60,000
Option	Consulting Services	N/A	$5.00	250,000
Option	Consulting Services	N/A	$6.00	250,000
Option	Consulting Services	N/A	$3.00	360,000
Warrant	Consulting Services	N/A	$0.69	200,000
Option	COO stock options	N/A	$2.31	100,000

	Potential additional shares as of June 30, 2005			19,062,333

	Total potential shares as of June 30, 2005			33,544,629

NOTE 10 — COMMITMENTS
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
NOTE 11- RELATED PARTY TRANSACTIONS
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
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 12 — NON-QUALIFIED STOCK OPTION PLAN
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
On November 29, 2004 under the Non-Qualified Stock Option Plan, 100,000 were granted to an officer of the Company at an exercise price of $2.31 per share.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
NOTE 13 — OPERATING SEGMENTS
The Company organizes its business into three reportable segments; the holding company, the insurance agency and the reinsurance company
A breakdown of the revenues and expenses by segment is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	As Restated	As Restated	As Restated	As Restated
Holding Company
Revenues	$—	$—	$—	$—
Administrative expenses	496,028	941,783	901,095	1,047,363

Operating (loss) income	$(496,028)	$(941,783)	$(901,095)	$(1,047,363)

Insurance Agency
Revenues	$242,521	$485,507	$499,124	$1,012,874
Administrative expenses	1,760,506	948,801	3,255,968	1,846,342

Operating (loss) income	$(1,517,985)	$(463,294)	$(2,756,844)	$(833,468)

Reinsurance Company
Revenues	$786,277	$1,212	$1,620,470	$63,236
Administrative expenses	22,975	19,750	37,072	35,438
Loss and expenses	531,233	85,300	1,240,171	322,355
Ceded costs	247,750	310	497,581	15,844

Operating (loss) income	$(15,681)	$(104,148)	$(154,354)	$(310,401)

NOTE 14 — SUBSEQUENT EVENTS
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
NOTE 15 — RESTATEMENT OF FINANCIALS
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

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004

	Consolidated Statements of Income
	As previously
For the Three Months Ended June 30, 2005	reported	Adjustments	As restated
Premiums	$786,875	$(598)	$786,277
Losses and expenses	516,051	15,182	531,233
Ceded Costs	196,718	51,032	247,750
Operating (loss) income	(1,962,882)	(66,812)	(2,029,694)
Income before taxes	(2,249,498)	(66,812)	(2,316,310)
NET (LOSS) INCOME	$(2,249,498)	$(66,812)	$(2,316,310)

	Consolidated Statements of Income
	As previously
For the Six Months Ended June 30, 2005	reported	Adjustments	As restated
Premiums	$1,620,539	$(69)	$1,620,470
Losses and expenses	1,227,338	12,833	1,240,171
Ceded Costs	405,134	92,447	497,581
Operating (loss) income	(3,706,944)	(105,349)	(3,812,293)
Income before taxes	(4,304,864)	(105,349)	(4,410,213)
NET (LOSS) INCOME	$(4,304,864)	$(105,349)	$(4,410,213)

	Consolidated Balance Sheet
	As previously
June 30, 2005	reported	Adjustments	As restated
Other receivable	$783,880	$(119,382)	$664,498
Total assets	11,448,668	(119,382)	11,329,286
Reserve for claims	388,447	6,902	395,349
Premium deposits	614,727	491,473	1,106,200
Total current liabilities	1,676,060	498,375	2,174,435
Total liabilities	1,856,501	498,375	2,354,876
Retained earnings (deficit)	(13,056,391)	(617,757)	(13,674,148)
Total shareholders’ equity	9,592,167	(617,757)	8,974,410
Total liabilities and shareholders equity	$11,448,668	$(119,382)	$11,329,286

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
The Agency is primarily a marketing/administration company concentrating on the sale of its proprietary health insurance plans for domestic pets. Its business plan calls for introducing its product effectively and efficiently through a variety of distribution systems. The Agency, through its proprietary policy fulfillment system — PUPPS (Pet Underwriting Policy Processing System) — has the capability to provide online quotes, generate and approve specific applications, issue policies, and monitor claim trends on a proactive basis. PUPPS has been installed and was in full use as of July 1, 2004. Depreciation extends over a 36 month period.
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
Commencing April 2003, Hartville began writing pet insurance policies through State National Insurance Company which was 100% reinsured by an unrelated entity. In July 2004 Hartville canceled and re-wrote its entire book of pet insurance policies, with Department of Insurance approval, on the insurance acquisition target, that is, the intended property and casualty insurance company that Hartville was to acquire. Hartville Re assumed 100% quota share reinsurance of the underwriting risk initially and intended to reduce this post transfer of the pet insurance book to 70% with other willing reinsurers. The potential underwriting income or (loss) from the 2003 treaty (book of business transfer) was transferred to Hartville Re from the target insurance acquisition and ceded to the 2004 account. On August 15, 2004, the Department of Insurance, at no fault of Hartville, withdrew the Company’s writing authority through the acquisition target. As a result, Hartville Re’s underwriting risk retention was not reduced to 70%, but was maintained at 100% in view that reinsurers would now not subscribe to the quota share agreement. The Company secured writing authority from another carrier on August 25, 2004 and all new and renewal business going forward was written with this internationally recognized insurer who retained 100% of the underwriting risk. This underwriting agreement has been amended effective January 1, 2005 with Hartville Re retaining 50% quota share of the underwriting risk going forward. There are no related party transactions with these reinsurers or MGAs.
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
On September 9, 2002, Hartville Group, Inc. changed its name to Hartville Equestrian, Inc.
Venturelist.com was a company that had no operations and whose management was seeking a merger partner. Venturelist.com, Inc. changed its name to Hartville Group, Inc. on September 9, 2002. On September 12, 2002, Hartville Group, Inc., acquired 100% of the

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
issued and outstanding shares of Hartville Equestrian, Inc., formerly Hartville Group, Inc. in exchange for 2,251,000 post forward split shares (Venturelist.com, Inc. affected a 4:1 forward stock split on September 11, 2002) of Venturelist.com, Inc.’s common stock. . The reverse merger transaction with Venturelist.com, Inc. gave us a listing on the NASD-OTC Bulletin Board. Our common stock trades under the stock symbol “HTVL”..
Government Regulation and Licenses
Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America regulates the conduct of insurance business within its borders through a Department of Insurance. These Departments set forth the policies of insurance that may be sold in the state and licenses all people that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.Com Agency, Inc. is licensed by forty-nine State Departments of Insurance including the District of Columbia.
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
Results of Operations
Total premiums were $1,567,436 of which $786, 277 was retained by Hartville for the three-month period ending June 30, 2005 compared to the three-month period ending June 30, 2004 where total premiums were $1,710,969 of which Hartville retained $1,212. For the six months ended June 30, 2005, total premium was $3,073,742 of which Hartville retained $1,620,470 compared to total premium of $3,619,449 with $63,236 being retained for the six-months ended June 30, 2004. 1,652 new pets were insured for the three-month period ending June 30, 2005 compared to a decrease of 1,623 new pets insured during the three-month period ending June 30, 2004. For the six months ended June 30, 2005, new pets insured were 1,961 compared to a decrease of 1,615 new pets insured for the six months ended June 30, 2004. Total premiums for 2005 are less than the comparative period of 2004 primarily due to the AKC business which was not renewed, and whose policies ran off through March of 2005. This higher percentage retention relative to the premium written is primarily due to the higher quota share of the underwriting risk that Hartville Re assumed.
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
Commissions earned by Petsmarketing Insurance.com for the three months ended June 30 2005 and 2004 were $242,521 and $485,507, respectively. For the six months ended June 30, 2005 and 2004, commissions earned were $499,124 and $1,012,874, respectively. Commissions retained by the Agency were 20% for the six months ended June 30, 2005 compared to 30% for the six months ended June 30, 2004.
Operating expenses were $3,058,492 and $1,993,642 for the three-month period ended June 30, 2005 and 2004, respectively For the six months ended June 30, 2005 and 2004, operating expenses were $5,931,887 and $3,267,342, respectively. Operating expenses increased due to a number of factors:
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
Operating income (loss) for the three-month period ending June 30, 2005 and 2004 was $(2,092,694) and $(1,993,642), respectively. For the six months ended June 30, 2005 and 2004, operating income (loss) was $(3,812,293) and $(2,191,232), respectively. Increased operating loss for the six months ended June 30, 2005 is primarily attributed to insurance operations due to lower commissions and an increased operating expense ratio, as explained above.
Other income increased from $17,373 for the three-month period ended June 30, 2004 to $25,078 for the three-month period ended June 30, 2005. For the six months ended June 30, 2005, other income increased to $65,358 from $41,507 for the six months ended June 30, 2004. Other income is interest income on cash accounts.
Other expenses increased from $1,100 for the three-month period ending June 30 2004 to $311,694 for the three-month period ending June 30 2005. For the six months ended June 30, 2005, other expenses increased from $2,302 for the six months ended June 30, 2004 to $663,278 for the six months ended June 30, 2005. Other expenses are expenses associated with the operations of the parent company, for interest penalties resulting from the failure to register shares of stock pursuant to the October 8, 2003 Stock Purchase Agreement and financing costs on all convertible debenture transactions.
The net income (loss) for the three-month period ending June 30 2005 was $(2,316,310) or $(0.16) per share. This compares to $(1,490,650) or $(0.11) per share for the three-month period ending June 30 2004. The net income (loss) for the six months ended June 30 2005 was $(4,410,213) or $(0.30) per share. This compares with $(2,152,027) or $(0.17) per share for the six months ended June 30 2004. The net loss is comprised of three components. First, the reinsurance segment (Hartville Re) reduction in ceded premium due to policy runoff. For the three months ended June 30, 2005 premium was $1.6 million compared to $1.7 million for the three months ended June 30, 2004. For the six months ended June 30, 2005 premium was $3.1 million compared to $3.6 million for the six months ended June 30, 2004. The decrease is primarily due to a discontinued marketing campaign with PetPartners/American Kennel Club. Second, the agency segment (Petsmarketing) reduction in commission income due to premium runoff, as noted in the reinsurance segment, as well as a reduced commission percentage and increased operating expenses. Third, the holding company segment (Hartville) incurred increased legal and brokerage fees associated with capital funding transactions, including the various debt transactions in 2004, interest penalties due to the failure to register shares pursuant to the purchase agreements and non-recoverable costs associated with the termination of the insurance company acquisition. The terminated insurance acquisition, together with the Company failing to register shares timely, impacted the Company’s overall business model.
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
On August 31, 2004 Hartville Group entered into a security purchase agreement with an investment fund. The security purchase agreement was for convertible debt with a face value of $3,000,000. The debt was at 10% annual interest due monthly. The debt was convertible into common shares at maturity, on November 18, 2004, at a price per share of $1. The holder of the note could not convert to common shares until maturity and the Company could repay the debenture at any time before maturity thus avoiding conversion into shares. This convertible debt was re-paid in full on November 11, 2004 out of the Company’s issuance of convertible debentures discussed below. Attached to the August 31, 2004 convertible debt were five-year warrants for 499,999 shares exercisable at a price of $4.25 per share. The exercise price of these warrants was re-set to $0.95 per share as a result of the November 26, 2004 Convertible Debenture transaction (see below) and further re-set to $0.75 per share as a result of the July 29, 2005 agreement (see

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTERS ENDED JUNE 30, 2005 AND 2004
below). This re-pricing resulted in a beneficial discount on the warrants issued in connection with the August 31, 2004 Convertible Debenture. This beneficial discount has been reflected as a non recurring non-cash interest expense of $30,804 with the corresponding adjustment to paid-in capital for the fiscal year ended December 31, 2004.
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
Item 3. Defaults upon Senior Securities
     Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits and Reports on Form 8-K

     A. Exhibits:
10.1*	Form of Letter Agreement in connection with Debenture and Warrant Agreements * Incorporated by reference to the Registrant’s Form 10-QSB filed August 15, 2005.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
B.	Reports of Form 8-K.
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
SIGNATURE

November 21, 2005	/s/ Dennis Rushovich

Dennis Rushovich Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

November 21, 2005	/s/ Christopher R. Sachs

Christopher R. Sachs Chief Accounting Officer (PRINCIPAL ACCOUNTING OFFICER)

EXHIBIT INDEX

EXHIBIT NO.		DESCRIPTION
10.1	*	Form of Letter Agreement in connection with Debenture and Warrant Agreements * Incorporated by reference to the Registrant’s Form 10-QSB filed August 15, 2005.

31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2		Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2		Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.