Form 10QSB
period 2005-09-30
HARTVILLE GROUP INC
filed 2005-11-21
CIK 1126960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
FOR THE QUARTER ENDED September 30, 2005
COMMISSION FILE NUMBER: 333-82786

HARTVILLE GROUP, INC.
(Small Business Issuer in its Charter)

NEVADA	94-3360099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3840 Greentree Avenue SW
CANTON OHIO	44706
(Address of principal executive offices)	(Zip Code)
Issuer’s Telephone Number: (330) 484-8080

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Number of shares of the issuer’s Common Stock, par value $0.001, outstanding as of September 30, 2005: 14,482,296 shares.
Transitional Small Business Disclosure Format YES ☐ NO ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Introductory Note

Part I — Financial Information

Item 1 — Consolidated Balance Sheets (unaudited) As of September 30, 2005 and December 31, 2004

Consolidated Statements of Income (unaudited) Three and Nine Months Ended September 30, 2005 and 2004

Consolidated Statements of Cash Flows (unaudited) Three and Nine Months Ended September 30, 2005 and 2004

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3 — Quantitative and Qualitative Disclosures about Market Risk

Item 4 — Evaluation of Disclosure Controls and Procedures

Part II — Other Information

Signatures

Index to Exhibits
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I
PART I FINANCIAL INFORMATION
General
The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB. Therefore, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flow, and stockholders’ equity in conformity with generally accepted accounting principles. Except as disclosed herein, there has not been a material change in the information disclosed in the notes to the financial statements included in the company’s annual report on Form 10-KSB for the year ended December 31, 2004, as restated. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three and nine months ended September 30, 2005, are not necessarily indicative of the results that can be expected for the year ending December 31, 2005.

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2005 and December 31, 2004
Unaudited

	September 30,	December 31,
	2005	2004
ASSETS
Cash	$2,727,879	$6,104,053
Commissions receivable	135,153	159,130
Other receivables	259,242	2,291,950
Prepaid taxes	600,000	600,000
Prepaid expenses	2,881,697	2,860,850

	6,603,971	12,015,983

Property and equipment — net	1,836,216	2,180,919
Deferred policy acquisition costs	1,071,091	578,329
Other Assets
Licensing fees. Less accumulated depreciation of $49,664 and $30,848	4,826	12,016
Other non-current assets	68,103	76,263

	72,929	88,279

Total Assets	$9,584,207	$14,863,510

See accompanying notes to financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2005 and December 31, 2004
Unaudited

	September 30,	December 31,
	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$367,587	$792,425
Reserve for claims	374,345	168,175
Premium deposits	230,049	445,110
Unearned commissions	20,618	19,284
Accrued taxes	—	—
Current portion of long-term debt	53,705	6,000

	1,046,304	1,430,994

Long-Term Debt (September 30, 2005 was offset by discount of $11,034,080 on convertible securities issued in 2004 and $108,872 on convertible securities issued on September 30, 2005; December 31, 2004 was offset by discount of $1,013,277 on convertible securities in 2004)	1,215,387	10,025,503

Total Liabilities	2,261,691	11,456,497

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 14,576,296 issued and outstanding at September 30, 2005 and December 31, 2004	14,576	14,576
Additional paid in capital	22,854,550	12,656,372
Retained earnings (deficit)	(15,476,110)	(9,263,935)
Less: treasury stock at cost, 94,000 shares	(70,500)	—

	7,322,516	3,407,013

Total Liabilities and Stockholders’ Equity	$9,584,207	$14,863,510

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Income
For the Three and Nine Months Ended September 30, 2005 and September 30, 2004
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Commissions	$246,330	$735,972	$745,454	$1,748,846
Premiums	787,285	1,340,007	2,407,755	1,403,243

	1,033,615	2,075,979	3,153,209	3,152,089

Losses	396,216	694,783	1,636,387	1,017,138
Ceded costs	248,008	335,001	745,589	350,845
General and administrative	1,904,430	2,349,235	6,098,565	5,278,379

	2,548,654	3,379,019	8,480,541	6,646,362

Operating (loss) income	(1,515,039)	(1,303,040)	(5,327,332)	(3,494,273)

Other income	21,658	8,142	87,016	49,649

Other expense	(308,581)	(396,864)	(971,859)	(399,165)

(Loss) income before taxes	(1,801,962)	(1,691,762)	(6,212,175)	(3,843,789)

Provision for taxes	—	—	—	—

NET (LOSS) INCOME	$(1,801,962)	$(1,691,762)	$(6,212,175)	$(3,843,789)

Net (loss) income per common share	$(0.12)	$(0.12)	$(0.43)	$(0.29)

Weighted average common shares outstanding	14,482,296	13,962,387	14,534,633	13,229,174
See accompanying notes to financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
Unaudited

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities

Net (Loss) Income	$(6,212,175)	$(3,843,789)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation	632,578	158,540
Amortization	310,859	32,656
Stock for services (Non-cash)	—	1,751,691
Amortization of discount on debt and warrants	45,896	—
Loss on Disposal of Assets	32,399	—
Changes in Operating Assets and Liabilities
(Increase) decrease commissions receivable	23,977	(524,024)
(Increase) decrease Other receivables	1,962,208	(925,350)
(Increase) decrease Prepaid taxes	—	(444,500)
(Increase) decrease Prepaid expenses	1,082,294	(169,103)
(Increase) decrease Licensing fees	—	(2,428)
(Increase) decrease Other assets	7,975	(2,675,964)
(Increase) decrease Deferred acquisition costs	(796,431)	(395,708)
Increase (decrease) Accounts payable and accrued expenses	(382,428)	(295,899)
Increase (decrease) Premium deposits	(215,061)	689,643
Increase (decrease) Unearned Commission	1,334	—
Increase (decrease) Accrued taxes	—	—
Increase (decrease) Reserve for claims	206,170	462,506

Net Cash Used for Operating Activities	(3,300,405)	(6,181,729)

Cash Flows from Investing Activities

Acquired Property and equipment	(320,089)	(980,957)

Net Cash Used for Investing Activities	(320,089)	(980,957)

Cash Flows from Financing Activities

Proceeds from notes payable	263,163	3,000,000
Payment on notes payable	(18,843)	(4,555)
Sale of common stock	—	250,000

Net Cash Provided from Financing Activities	244,320	3,245,445

Net Decrease in Cash and Cash Equivalents	(3,376,174)	(3,917,241)

Cash and Cash Equivalents — Beginning	6,104,053	7,653,463

Cash and Cash Equivalents — Ending	$2,727,879	$3,736,222

See accompanying notes to financial statements

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
Hartville Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2005
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
The results of operations for the nine months ended September 30, 2005, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2005. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB, as restated, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2004.
The unaudited interim consolidated financial statements include the accounts of Hartville Group, Inc. and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain items from prior periods have been reclassified to conform with the 2005 presentation.
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
Commission income is generally recognized as revenue on the effective dates of the related monthly insurance premiums. Adjustments to commission revenue related to premium adjustments, including policy cancellations, are recorded as they occur. Performance based commissions, such as a sliding scale commission, are recognized when earned based on the profitability experience of the underlying insurance policies.
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
QUARTER ENDED SEPTEMBER 30, 2005
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
New Accounting Standards
In December 2004, FASB issued a revision of Statement No. 123. Statement No. 123(R), Share-Based Payment, is broader in scope than the original statement, which was more narrowly focused on stock-based compensation, and makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard becomes effective for fiscal years beginning after December 15, 2005, and may be applied prospectively to stock options granted after the effective date and any unvested stock options at that date.
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
NOTE 2 — OTHER RECEIVABLES
Other receivables are summarized by major classifications as follows:
NOTE 2 — OTHER RECEIVABLES

	September 30,	December 31,
	2005	2004
Property & casualty insurance company not acquired	$—	$2,303,333
Officer	—	46,069
Insurance carriers	32,408	(76,121)
Miscellaneous	226,834	18,669

	$259,242	$2,291,950

On March 31, 2004, the Company entered into a contract to purchase a property & casualty insurance company, subject to customary closing conditions and the approval of the acquisition by the state of domicile Department of Insurance. As of March 18, 2005, the Department of Insurance approval had not been received and the Company’s Board of Directors decided to no longer pursue this acquisition and the Company was therefore entitled to recover certain costs incurred in 2004 related to the acquisition. On April 11, 2005, the Company received approximately $2.3 million which represented the agreed upon recoverable costs from the property & casualty insurance company not acquired.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
At September 30, 2005 and at December 31, 2004, the Company had an account receivable on its books from an officer for $0 and $46,069, respectively. The receivable had an interest rate of 5% per annum and was settled in 2005.
NOTE 3 — PREPAID EXPENSES
Prepaid expenses are summarized by major classifications as follows:

	September 30,	December 31,
	2005	2004
Interest on November 2004 convertible debt	$903,150	$1,456,575
Interest on September 30, 2005 convertible debt	1,103,141	—
Legal and other fees paid in conjunction with November 2004 convertible debt	753,882	1,225,093
Miscellaneous	121,524	179,182

	$2,881,697	$2,860,850

NOTE 4 — PROPERTY AND EQUIPMENT
Property and equipment are summarized by major classifications as follows:

	September 30,	December 31,
	2005	2004
Furniture and fixtures	$166,554	$72,841
Equipment	394,164	377,999
Software	2,292,670	2,277,678
Leasehold improvements	195,219	47,781

	3,048,607	2,776,299
Less: accumulated depreciation	(1,212,391)	(595,380)

	$1,836,216	$2,180,919

NOTE 5 — DEFERRED POLICY ACQUISITION COSTS
Deferred policy acquisition costs are summarized as follows:

	September 30,	December 31,
	2005	2004
Balance at January 1	$578,329	$—
Acquisition costs incurred	1,504,925	1,988,306
Recognition of underwriting expenses	(1,012,163)	(1,409,977)

Balance at June 30 and December 31, respectively	$1,071,091	$578,329

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

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
NOTE 6 — RESERVE FOR CLAIMS
Activity in the reserve for claims is summarized as follows for the nine months ended September 30, 2005 and year ended December 31, 2004:

	September 30,	December 31,
	2005	2004
Net Balance, beginning of year	$168,175	$167,844

Incurred losses related to:
Current year	1,237,264	1,405,200
Prior year	399,123	215,435

Total incurred	1,636,387	1,620,635

Paid losses related to:
Current year	(868,640)	(1,243,823)
Prior year	(561,577)	(376,481)

Total paid	(1,430,217)	(1,620,304)

Net balance, June 30, 2005 and December 31, 2004, respectively	$374,345	$168,175

Reserve for Claims is represented by:

	September 30,	December 31,
	2005	2004
Reserve for reported claims	$6,066	$10,870
Reserve for incurred but not reported claims	368,279	157,305

	$374,345	$168,175

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
NOTE 7 — DEBT
Notes Payable
On August 16, 2004, the Company raised $3,300,000 in a Secured Promissory Note. As part of the Company’s application to complete the insurance company acquisition, Hartville needed to demonstrate the financial capability to make a capital contribution to

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
the acquisition target. This loan provided standby financing in the event the Company could not raise additional capital. The note was at 18% interest. The note was due October 18, 2004, and was paid in full October 20, 2004.
On August 31, 2004, Hartville Group entered into a security purchase agreement with an investment fund. The security purchase agreement was for convertible debt with a face value of $3,000,000. The debt was at 10% annual interest due monthly. The debt was convertible into common shares at maturity, on November 18, 2004, at a price per share of $1. The holder of the note could not convert to common shares until maturity and the Company could repay the debenture at any time before maturity thus avoiding conversion into shares. This convertible debt was repaid in full on November 11, 2004, out of the Company’s issuance of convertible debentures discussed below. Attached to this convertible debenture were five-year warrants for 499,999 shares exercisable at a price of $4.25 per share which provided for repricing triggered by subsequent equity issuance. The exercise price of these warrants was reset to $0.95 per share as a result of the November 2004 Convertible Debenture transaction (see below). This repricing resulted in a beneficial discount on the warrants issued in connection with the August 31, 2004, Convertible Debenture. This beneficial discount has been reflected as a non-recurring non-cash interest expense of $30,804 with the corresponding adjustment to paid-in capital for the fiscal year ended December 31, 2004. Due to the repricing negotiations with the November 2004 convertible bond holders these warrants were repriced to $0.75 on July 29, 2005 and then repriced to $0.01 on September 30, 2005, resulting in additional Other Expense of $41,196 for the third quarter of 2005.
The Company has a revolving line of credit with a financial institution for $50,000. The line of credit is unsecured with interest set at the prime rate.
Long-term Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at September 30, 2005 and 2004 was $21,642 and $26,970, respectively. Interest expense for the note was $886 and $1,060 for the three months ended September 30, 2005 and 2004, respectively. Interest expense for the note was $2,792 and $3,361 for the nine months ended September 30, 2005 and 2004, respectively. The equipment financed secures the note.
In November 2004, the Company completed and issued $11,038,780 of two-year Convertible Debentures, together with five-year Warrants to purchase up to 4,906,124 shares of common stock. This convertible debt carries a 7% annual coupon. The full amount of interest was prepaid. There was a 7% fee along with 237,495 five-year warrants priced at $0.95 issued to the lead investment banker. A portion of the funds raised were used to pay in full the note due November 18, 2004. The conversion price in effect on any conversion date was set to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date with a floor of $0.95 per share (subject to adjustment). Due to failure by the Company to file a registration statement covering the shares issuable upon conversion of the convertible debentures and exercise of the warrants within an agreed upon time period, the conversion price of the convertible debentures was reset on February 17, 2005, to $0.95 per share with the stock registration period extended (and liquidated damages suspended) until June 30, 2005. No adjustments were made to the warrants as they were originally issued at an exercise price of $0.95 per share.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Instruments”. Accordingly, additional paid-in capital of $11,038,780, with a non-recurring non-cash discount of these Convertible Debentures of $11,038,780, was recorded in the first quarter of 2005. These non-recurring non-cash discounts will be amortized over the life of the Debenture as an expense using the effective interest method. Amortization of this discount resulted in an expense of $3,676 and $4,700 for the three and nine months ended September 30, 2005, respectively. The non-recurring non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $11,038,780 which is due November 2006.
Due to failure by the Company to file its registration statement by the extended June 30, 2005, deadline, the conversion price on the convertible debentures and the warrant exercise price were reset on July 29, 2005 to $0.75 per share with the stock registration period extended (and liquidated damages suspended) until September 30, 2005. For the convertible debenture and warrant exercise reprice to $0.75 there was no beneficial conversion therefore no additional discount or expense was recorded in the third quarter of 2005.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
On September 30, 2005, the debenture holders agreed to waive their rights to liquidated damages due to the Company’s failure to file a registration statement in the agreed upon time period and to waive all of the Company’s registration obligations with respect to the convertible debentures and the warrants until the maturity of the debentures in November 2006, provided that the Company use its “best efforts” to cause the underlying shares to be registered as soon as possible. In exchange for this waiver, the Company has granted the Holders new “payment in kind” (PIK), convertible debentures, which effectively increase the future interest rate from the original prepaid 7% coupon, to a prepaid 15% rate. These new debentures amounted to $1,103,141 and are convertible into the Company’s stock at $0.20 per share. In addition to the PIK debentures, the Company also agreed to reset the exercise price of the warrants associated with the original debentures to $0.01 per share, as well as granting new warrants to purchase 5,515,704 shares of common stock related to the PIK debentures at the same exercise price. No adjustment was made to the conversion price of the original debentures, currently set at $0.75 per share.
For the warrants associated with the original debentures (repriced to $0.01) there will be an additional $430,733 expense to the Company that will be amortized over the life of the convertible debentures using the effective interest method.
Similar to the November 2004 convertible debenture, the Company calculated the beneficial conversion for the new PIK and attached warrants. As a result, the Company recorded prepaid interest of $1,103,141 (to be amortized using straight-line method), debt of $994,269 and additional paid in capital of $108,872 (to be amortized using effective interest method).
The Company signed a note with a financial institution for $263,163 on March 23, 2005. The note is payable in 63 monthly installments with the first three payments being interest only. The note is secured by business assets and a personal guarantee. The interest rate on the note is fixed at 6.75%. Interest on this note for the three and nine months ended September 30, 2005, was $4,439 and $8,353, respectively. The balance of this note at September 30, 2005, was $248,480.
NOTE 8 — OTHER EXPENSES
Other expenses are summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Liquidated damages — October 2003 Stock Purchase	$47,675	$250,000	$305,501	$250,000
Interest expense on March 23, 2005 note	4,439	—	8,353	—
Interest expense on August 16, 2004 note	—	115,000	—	115,000
Interest expense on capitalized lease	886	1,060	2,972	3,361
Miscellaneous	20,725	—	23,313	—
Non Cash Expenses:
Amortization of Prepaid Interest on November 2004 convertible debt	189,984	—	553,425	—
Amortization of discount on November 2004 convertible debt	3,676	—	4,700	—
Amortization on August 31, 2004 warrants	41,196	30,804	41,196	30,804
Loss on disposal	—	—	32,399	—

	$308,581	$396,864	$971,859	$399,165

Liquidated damages substantially decreased in the third quarter of 2005 due to a majority of the equity holders from the October 8, 2003, stock purchase waiving their rights to liquidating damages from August 1, 2005, forward.
NOTE 9 — NET INCOME (LOSS) PER SHARE
Net Income (Loss) per Share

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
Basic income (loss) per share is computed by dividing net earnings (losses) by the weighted average shares outstanding during the reporting period. Diluted income (loss) per share is computed similar to basic income (loss) per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.
The computations of basic and diluted net income (loss) per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net (loss) income	$(1,801,962)	$(1,691,762)	$(6,212,175)	$(3,843,789)
Weighted average common shares outstanding	14,482,296	13,962,387	14,534,633	13,229,174

Dilutive effect of outstanding warrants and options	—	—	—	—
Diluted common shares	14,482,296	13,962,387	14,534,633	13,229,174
Basic net (loss) income per share	$(0.12)	$(0.12)	$(0.43)	$(0.29)

Diluted net (loss) income per share	$(0.12)	$(0.12)	$(0.43)	$(0.29)

No outstanding warrants or options were considered dilutive in 2005 because the Company had a net loss.
The following is schedule of potential dilution as of September 30, 2005

Issued and outstanding at September 30, 2005	14,482,296

			Exercise
		Dollar amount	price/Conv	Potential
		of Convertible	ertible	number of
Instrument	Description	Debt	price	shares
Warrant	October 8, 2003 stock purchase	N/A	$1.90	578,947
Warrant	August 31, 2004 Convertible debt	N/A	$0.01	499,999
Convertible Debt	November 2004	11,038,780	$0.75	14,718,373
Warrant	November 2004 Convertible debt	N/A	$0.01	5,143,619
Convertible Debt	September 30, 2005	1,103,141	$0.20	5,515,705
Warrant	September 30, 2005 Convertible debt	N/A	$0.01	5,515,705
Option	Directors compensation	N/A	$3.00	60,000
Option	Consulting Services	N/A	$5.00	250,000
Option	Consulting Services	N/A	$6.00	250,000
Option	Consulting Services	N/A	$3.00	360,000
Warrant	Consulting Services	N/A	$0.69	200,000
Option	COO stock options	N/A	$2.31	100,000
Option	CEO stock options	N/A	$0.57	500,000

Potential additional shares as of September 30, 2005				33,692,348

Total potential shares as of September 30, 2005				48,174,644

NOTE 10 — COMMITMENTS

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
The Company had leased space for five years at a rate of $5,156 per month. The property was in good condition but the space was not sufficient to meet our needs. The lease ended April 30, 2005 and the Company moved into its new 12,395 square foot facility which is located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this new office is $11,879 per month with a ten-year lease term that includes an expansion option for additional space.
Rental expense for office space and equipment was $32,490 and $16,744 for the three months ending September 30, 2005 and 2004, respectively. Rental expense for office space and equipment was $147,633 and $47,883 for the nine months ending September 30, 2005 and 2004, respectively.
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For years 2004 and after, the agreement calls for a minimum payment of $250,000, with royalties being paid on a sliding scale of 5% in excess of $5 million to 1% on annual premiums over $100 million. In addition, common stock purchase warrants are issued each year on a sliding scale of 25,000 warrants when annual premiums exceed $10 million up to 100,000 warrants when annual premiums exceed $100 million. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $77,416 and $64,760 for the three months ended September 30, 2005 and 2004, respectively. Amounts expensed under this agreement were $234,312 and $203,949 for the nine months ended September 30, 2005 and 2004, respectively.
NOTE 11 — RELATED PARTY TRANSACTIONS
At September 30, 2005 and December 31, 2004, the Company had an accounts receivable on its books from an officer for $0 and $46,069, respectively. The receivable had an interest of 5%. On June 2, 2005, the officer of the Company returned 94,000 shares of the Company’s common stock to the Company to pay the receivable balance of $70,500. The treasury stock was accounted for on the cost method and was valued at $0.75 per share, the closing price per share of the Company’s common stock on June 2, 2005, as listed on the over-the-counter bulletin board.
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
On November 29, 2004, under the Non-qualified Stock Option Plan, 100,000 options were granted to an officer of the Company at an exercise price of $2.31 per share.
On July 15, 2005, under the Non-qualified Stock Option Plan, 500,000 options were granted to an officer of the Company at an exercise price of $0.57 per share.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
NOTE 13 — OPERATING SEGMENTS
The Company organizes its business into three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues and expenses by segment is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Holding Company
Revenues	$—	$—	$—	$—
Administrative expenses	519,653	939,639	1,420,748	1,987,002

Operating (loss) income	$(519,653)	$(939,639)	$(1,420,748)	$(1,987,002)

Insurance Agency
Revenues	$246,330	$735,972	$745,454	$1,748,846
Administrative expenses	1,369,952	1,387,121	4,625,920	3,233,464

Operating (loss) income	$(1,123,622)	$(651,149)	$(3,880,466)	$(1,484,618)

Reinsurance Company
Revenues	$787,285	$1,340,007	$2,407,755	$1,403,243
Administrative expenses	14,825	22,475	51,897	57,913
Loss and expenses	396,216	694,783	1,636,387	1,017,138
Ceded costs	248,008	335,001	745,589	350,845

Operating (loss) income	$128,236	$287,748	$(26,118)	$(22,653)

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
HARTVILLE GROUP, INC. AND SUBSIDIARIES
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
We are organized into three reportable segments: the holding company (Hartville Group, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Re formerly known as Hartville Insurance Company, LTD). We have been in the pet insurance business since 1997.
Hartville Group currently generates revenue from two sources. First, commissions on the sale of pet insurance policies and second, reinsurance premiums for our reinsurance company retaining a portion of the pet insurance risk from the Fronting Insurance Company.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
Basic Terminology & Definitions
Insurance Agency (agency) — The company licensed by the state and given authority by the insurer to sell insurance. Revenues for the agency are a percentage of the premium from the policies (commission).
Fronting Insurance Company (insurer) — The company that issues the insurance policy, collects premiums and agrees to pay for losses (claims). The insurer is also known as the primary insurance company. The insurer may retain all (0% reinsurance), a portion (1% to 99% reinsurance) or none (100% reinsurance) of the risk. When an insurer does not retain all of the risk, it may reinsure with one or multiple reinsurers. Revenues for the insurer are the premiums paid on its policies.
Reinsurance Company (reinsurer) — The company(s) that assumes part of the risk from the insurer. Revenues for the reinsurer are the reinsurance premium paid by the insurer.
Hartville Group, Inc.
Flow Chart of Hypothetical Example Using Current Agreements

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
The Company’s business is the sale and administration of pet insurance, which is restricted to only dogs and cats. Its products, known as the Petshealth Care Plan and the Company’s generic brand for private label partnerships (“Healthy Bark and Purr”) pay up to eighty percent of all veterinary costs and medications received for any covered illness or injury (accident) following the annual deductible of $100 per pet. Selected plans provide coverage for routine vaccinations, heartworm testing and flea preventive medications, dental cleanings, and all plans cover the cost to spay or neuter a pet. Pet owners are free to use any licensed veterinarian in the United States, its possessions, territories and Canada; all plans provide a thirty-day risk free trial. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund.
There are four plans offered, Basic/Essential, Value/Classic, Choice/Champion, and Best/Elite, and they have the following per incident and policy limits, respectively:

Basic/Essential	$1,500/$8,000
Value/Classic	$3,500/$11,000
Choice/Champion	$5,000/$13,000
Best/Elite	$2,500/$13,000
Government Regulation and Licenses
Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America regulates the conduct of insurance business within its borders through a Department of Insurance. These Departments set forth the policies of insurance that may be sold in these states and licenses all people that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.Com Agency, Inc. is licensed by Departments of Insurance in forty-nine states including the District of Columbia.
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
Employees
We employed 50 employees as of September 30, 2005. The staff reviews all policy applications and issues policies; and reviews all claims and issues payment of claims when appropriate. The staff maintains all records and makes all required reports to the various regulating authorities and reinsurers.
Recent Events
On September 30, 2005, the debenture holders agreed to waive their rights to liquidated damages due to the Company’s failure to file a registration statement in the agreed upon time period and to waive all of the Company’s registration obligations with respect to the convertible debentures and the warrants until the maturity of the debentures in November 2006, provided that the Company use its “best efforts” to cause the underlying shares to be registered as soon as possible. In exchange for this waiver, the Company has granted the Holders new “payment in kind” (PIK), convertible debentures, which effectively increase the future interest rate from the original prepaid 7% coupon, to a prepaid 15% rate. These new debentures amounted to $1,103,141 and are convertible into the Company’s stock at $0.20 per share. In addition to the PIK debentures, the Company also agreed to reset the exercise price of the warrants associated with the original debentures to $0.01 per share, as well as granting new warrants to purchase 5,515,704 shares of common stock related to the PIK debentures at the same exercise price. No adjustment was made to the conversion price of the original debentures, currently set at $0.75 per share.
On June 2, 2005, the Company filed an SB-2 registration statement with the SEC to register certain previously issued shares of the Company and shares issuable upon conversion of debentures and warrants. A request to withdraw the SB-2 registration statement was filed with the SEC on November 10, 2005, in order to establish that the amendments to the debentures and warrant agreements were finalized prior to filing a registration statement covering the issuance of common stock upon conversion or exercise.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
As of May 8, 2004, the Company was in default, and continues to be in default, for failing to register those shares of common stock pursuant to the terms and conditions of a Registration Rights Agreement entered into in connection with the October 2003 financing. Failure to register those shares and underlying warrants pursuant to this agreement within six months of the closing date resulted in the Company’s obligation to pay liquidated damages to the investors at a rate of 12% of the purchase price per annum payable per month. As of August 1, 2005, a majority of the equity holders waived their rights to these damages.
Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman, former officers and directors of our Company; and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The Company has not, as yet, filed an answer to the Complaint. The ultimate outcome of this suit or any litigation is uncertain. The Company believes that this action is without merit and intends to vigorously defend against the claims raised in this action.
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
Submission Of Matters To Vote Of Security Holders
None.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004
Results of Operations
Total premiums were $1,569,796 of which $787,285 was retained by Hartville Re for the three-month period ending September 30, 2005, compared to the three-month period ending September 30, 2004, where total premiums were $1,464,869 of which Hartville Re retained $1,340,007. For the nine months ended September 30, 2005, total premium was $4,643,539 of which Hartville Re retained $2,407,755 compared to total premium of $5,084,316 with $1,403,243 being retained for the nine months ended September 30, 2004. The approximate change in pets insured for the three-month period ending September 30 was a 1,117 increase in 2005, compared to a 2,420 decrease in 2004. The approximate change in pets insured for the nine-month period ending September 30 was a 3,078 increase in 2005, compared to a 4,035 decrease in 2004. Total premiums for 2005 are less than the comparative period of 2004 primarily due to the AKC business which was not renewed, and whose policies ran off through March of 2005. Hartville Re had lower reinsurance percentage for the three-month period ended September 30 2005, as compared to 2004 but a higher reinsurance percentage for the nine-month period ended September 30, 2005, as compared to 2004 (see table below for detail).

		HARTVILLE RE REINSURANCE PERCENTAGE
QUARTER	TIME FRAME	2005	2004
First quarter	January — March	50%	0%
Second quarter	April — June	50%	0%
Third quarter	July — August 15	50%	100%
	August 15 — September	50%	100% (existing policies)
			0% (new & renewed policies)
Commissions earned by Petsmarketing Insurance.com for the three months ended September 30 2005 and 2004, were $246,330 and $735,972, respectively. For the nine months ended September 30, 2005 and 2004, commissions earned were $745,454 and $1,748,846, respectively. The decrease from the nine months ended September 30, 2004, was due to a recognition of a sliding scale commission in the third quarter of 2004 of $325,794. In addition, commission percentage has decreased from 2004 to 2005 (see table below for detail).

		COMMISSION PERCENTAGE
QUARTER	TIME FRAME	2005	2004
First quarter	January — March	20%	30%
Second quarter	April — June	20%	30%
Third quarter	July — August 15	20%	30%
	August 15 — September	20%	30% (existing policies)
			20% (new & renewed policies)
Operating expenses were $2,548,654 and $3,379,019 for the three-month period ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, operating expenses were $8,480,541 and $6,646,362, respectively.
Operating expenses for the three months ended September 30, 2005 decreased approximately $830,000 due to a number of factors including:
Losses decreased by $300,000 due to Hartville Re reinsurance percentage dropping (see reinsurance table above).
Ceded costs decreased $87,000 due to Hartville Re reinsurance percentage dropping (see reinsurance table above).
Legal fees increased by $134,000 due to the SB-2 filing.
Payroll, payroll expenses and benefits increased by $123,000 due to the expansion of staff (primarily executive and information technology [IT] staff).
Marketing expenses (including royalties) decreased by $51,000 due to targeted and lower cost marketing initiatives.
Amortization increased $157,000 for legal fees paid in connection with the November 2004 capital raise.
Stock issued for public relations services decreased by $750,000.
Operating expenses for the nine months ended September 30, 2005 increased approximately $1,830,000 due to a number of factors including:
Losses increased by $620,000 due to Hartville Re reinsurance percentage increasing (see reinsurance table above).

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
Ceded costs increased $395,000 due to Hartville Re reinsurance percentage increasing (see reinsurance table above).
Payroll, payroll expenses and benefits increased by $640,000 due to the expansion of staff (primarily executive and IT).
Amortization increased of $311,000 due to increased policy acquisition costs.
Professional fees increased by $425,000 due to services relating to: IT consulting, the previous restatement, outside management assistance, directors’ fees, and increased audit and related fees, etc.
Legal fees increased by $247,000 due to the SB-2 filing.
Depreciation increased of $233,000 for a proprietary software system which the company began amortizing in July 2004.
Amortization increased $471,000 for legal fees paid in connection with the November 2004 capital raise.
Services related to stock issued for public relations and other consulting decreased by $1,721,000.
Other income increased to $21,658 for the three-month period ended September 30, 2005 from $8,142 for the three month period ended September 30, 2004. For the nine months ended September 30, 2005, other income increased to $87,016 from $49,649 for the nine months ended September 30, 2004. Other income is interest income on cash accounts.
Other expenses decreased to $308,581 for the three month period ending September 30 2005 from $396,864 for the three-month period ending September 30 2004. For the nine months ended September 30, 2005, other expenses increased to $971,859 for the nine months ended September 30, 2004 from $399,165 for the nine months ended September 30, 2005. See NOTE 8 — OTHER EXPENSES for details.
Liquidity and Capital Resources
Cash Requirements
The principal sources of funds for the Company are proceeds from issuance of debt, reinsurance premiums from our reinsurance company retaining a portion of the pet insurance risk from the Fronting Insurance Company and commissions on the sale of pet insurance policies. Debt proceeds and commissions are primarily used for salaries, marketing and other operating expenses. Reinsurance premiums are primarily used for payment of claims, along with management and other fees.
Trends in the overall insurance market, and in cost of veterinary care for dogs and cats, have some effect on short-term liquidity because any increase in pet insurance premiums has a delayed impact in cash flow (new policy pricing is effective with a policy’s annual anniversary date). There should be no trend impact on long-term liquidity because our policies only respond to claims made during the annual policy period.
The primary uncertainty that may have an impact on both short-term and long-term liquidity is the availability of financing for the Company as it continues to develop its customer base. The Company is exploring alternatives to resolve its short and long term liquidity requirements, including refinancing its debt, converting debt to equity, and additional equity financings, or a combination thereof.
Sources and Uses of Cash — Operations
The net cash used by operating activities was affected by the receipt of $2,303,333 in April 2005. The money received is the result of an attempted acquisition of a property and casualty insurance company (“Insurance Company”). During the process of attempting to purchase the Insurance Company, Hartville Group loaned the Insurance Company $1,200,000 and in addition, paid expenses (payroll and operating) for the Insurance Company. Upon termination of the attempted acquisition, the Insurance Company agreed to reimburse these funds (loan, payroll and operating expenses) back to the Company.
In addition, net cash used by operating activities was impacted by the normal fluctuations of prepaid expenses, which amounted to $57,657. The remainder of the prepaid expense difference can be explained by examining the items in relation to the Company’s issuance of debt (see table below).

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005

				Amortization for
		Prepaid Expense Amount		nine months
Date issued	Description	Cash	Non-Cash	ended 9-30-05
September-05	New PIK		$1,103,141	$—
November-04	Prepaid Interest	$1,538,970		$553,425
November-04	Legal fees	$1,026,859		$385,072
November-04	Finders Fee — Warrant		$229,704	$86,139
Sources and Uses of Cash — Financing
On October 17, 2003, the Company completed a $5,000,000 private placement of its common stock. Pursuant to the purchase agreement, the Company was required to register the shares of common stock purchased by the investors and the shares of common stock issuable upon exercise of the warrants within six months after the closing of the transaction. As of September 30, 2005, the Company has not registered the shares. As a result of the failure of the Company to register the shares within the six month period, the Company is obligated, pursuant to the purchase agreement, to pay liquidated damages to the investors in the amount of 12% of the purchase price per annum until such time as the shares are registered. A majority of these equity holders waived their rights to liquidated damages from August 1, 2005 forward.
In November 2004, the Company raised $11,038,780 using Convertible Debentures due November 11 and 26 2006, which included Warrants. The convertible debt is for 2 years with a 7% coupon. The full amount of interest was prepaid. The conversion price in effect at any conversion date was set to be equal to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date, provided, however, that the Conversion Price shall never be equal to a price lower than $0.95 (subject to adjustment). This price was amended on February 17, 2005, to a conversion price of $0.95 per share and further amended on July 29, 2005, to a price of $0.75 per share. The warrants are five year warrants to purchase up to 4,906,124 shares of common stock at an exercise price, after giving effect to the July 29, 2005, amendment, of $0.75 a share. The Company had an obligation, pursuant to registration rights agreement, to register for resale the shares underlying the Convertible Debentures and the Warrants by June 30, 2005 in order to avoid paying liquidated damages to investors. As the securities were not registered by June 30, 2005, the Company entered into the July 29, 2005, amendment which reduced the conversion price and warrant exercise price to $0.75 per share. In consideration of the reduced conversion and exercise price, the purchasers agreed to forbear any rights to liquidated damages if a registration statement covering the shares subject to the convertible debentures and the warrants was effective on or prior to September 30, 2005. If a registration statement was not effective by September 30, 2005, the purchasers were entitled to demand liquidated damages as set forth in the purchase agreement, applied retroactively to December 21, 2004.
The debenture holders have agreed to waive their rights to liquidated damages due to the Company’s failure to have a registration statement effective by September 30, 2005, and to waive all registration obligations until the maturity of the debentures in November 2006, at which point the underlying shares will become freely tradable without restriction under Rule 144k, provided that the Company use its “best efforts” to cause the underlying shares to be registered as soon as possible. In exchange for this waiver, the Company has granted the holders new “payment in kind” (PIK), convertible debentures, which effectively increase the future interest rate from the original prepaid 7% coupon, to a prepaid 15% rate. These new debentures are convertible into the Company’s stock at $.20 per share. In addition to the PIK debentures, the Company also agreed to reset the exercise price of the warrants associated with the original debentures to $.01 per share, as well as granting new warrants related to the PIK debentures at the same exercise price. No adjustment was made to the conversion price of the original debentures, currently set at $.75 per share.
Debt Instruments, Guarantees and Related Covenants
On September 30, 2005, the holders of the $11 million Convertible Debentures waived their rights to demand repayment before maturity, through either prepayment or a liquidation of assets, and their rights to liquidated damages provided that the Company use its “best efforts” to cause the underlying shares to be registered as soon as possible.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
Regarding the note with a financial institution with a current balance of $248,480, in lieu of the personal guarantee, the Company is negotiating with the bank to substitute cash collateral. The amount of the collateral is currently being negotiated.
Cash Management
Due to the fact that Hartville Re is reinsuring policies generated from January 1, 2005 to December 31, 2005, at 50% reinsurance, the Company has posted a letter of credit of $500,000. The letter of credit was a requirement placed on the Company by the insurance carrier.
In addition, the Company has posted a letter of credit for $171,798 which relates to policies that had been written from July 1, 2004 through August 15, through a previous insurance carrier. The Company is in the process of removing or reducing the letter of credit requirements with this previous insurance carrier.
Finally, the Company has posted a letter of credit for $250,000 which relates to policies that had been written from April 1, 2003 through June 30, 2004, through a previous insurance carrier. The Company is in the process of removing or reducing the letter of credit requirements with this previous insurance carrier.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
Critical Accounting Estimates
The most significant estimate that the Company’s management makes is the reserve for future losses. Such estimates are based on many variables including historical and statistical information, along with other factors. The Company’s management utilizes an independently prepared actuarial report for its determination of reserves. Philip Heckman, Ph.D., ACAS, MAAA of Heckman Actuarial Consultants, Ltd., has conducted actuarial studies with updates on the overall experience, rate adequacy, and reserve requirement provisions. We are currently reserving for future claims at a claims loss ratio of 56%, based on this actuarial work. The “claims loss ratio” (claims paid [excluding all loss adjustment expenses] plus claims reserves, divided by premiums earned) has ranged between 50% and 62%.
Provided for comparison purposes is the Company’s income statement, which was reported using an estimated claims loss ratio of 56%, compared to a favorable claims loss ratio of 50% and an unfavorable claims loss ratio of 60%.

		Favorable Claims	Unfavorable
	As Reported	Loss Ratio	Claims Loss Ratio
Commissions	$745,454	$966,454	$745,454
Premiums	2,407,755	2,407,755	2,407,755

	3,153,209	3,374,209	3,153,209

Losses	1,636,387	1,504,127	1,725,128
Ceded costs	745,589	856,089	745,589
General and administrative	6,098,565	6,098,565	6,098,565

	8,480,541	8,458,781	8,569,282

Operating (loss) income	(5,327,332)	(5,084,572)	(5,416,073)

Other income	87,016	87,016	87,016
Other expense	(971,859)	(971,859)	(971,859)

(Loss) income before taxes	(6,212,175)	(5,969,415)	(6,300,916)

Provision for taxes	—	—	—

NET (LOSS) INCOME	$(6,212,175)	$(5,969,415)	$(6,300,916)

Net (loss) income per common share	$(0.43)	$(0.41)	$(0.43)

Weighted average common shares outstanding	14,534,633	14,534,633	14,534,633
Commissions were adjusted for the favorable claims loss ratio due to recognizing a performance-based commission that Petsmarketing Insurance.com Agency, Inc. would receive for the claims loss ratio being at or below 55% (five percent sliding scale commission). This additional commission increases the ceded costs of the insurance companies in the same ratio as their share of risk (50% current carrier, 50% Hartville Re). Therefore, net effect of obtaining the additional performance based commission is two and one-half percent (five percent times 50% share).

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
RISK FACTORS
Many other pet insurance companies have gone out of business and without development and growth we may not be able to continue as a viable entity.
There have been numerous companies that have sold or attempted to sell pet insurance in the United States, but are either no longer selling pet insurance or have gone out of business. As with our competitors, we believe that the development and growth of the market for pet insurance depends primarily on the effectiveness of our marketing activities in developing consumer awareness and acceptance. We may not be able to maintain adequate capitalization to finance our future growth, overcome the lack of consumer awareness and acceptance, and achieve sustained profitability.
We are dependent on property casualty insurance companies without which we may not be able to operate our business.
We are dependent on property and casualty insurance companies with which to sell our policies to pet owners. The service of insurance companies allowing other non-licensed companies to write business on their behalf is called fronting. The insurance company that provides this service to us may charge a fee. The risk associated with this relationship is as follows: the fee charged can vary by year which would impact profits; the fronting company may discontinue this service by giving us relatively short notice, thereby ending our ability to sell the policies and realize revenues.
We will require continued financing if we are to expand our business
Our capital requirements in connection with our operations will be substantial. Profitability of an insurance company is based on insuring against loss. If we are to take on greater underwriting risk additional working capital in the future will be required. There are no assurances that such additional capital will be available. Further, even if available, additional equity or convertible debt financing, if used, could result in substantial dilution of shareholder interests.
We have experienced net losses in the past, and we may be unable to achieve or maintain profitability in the future.
We incurred losses in 2005 and 2004. We cannot predict whether our business will achieve or sustain profitability in any future period.
We are dependent on the proper functioning of our information systems.
We are dependent on the proper functioning of our information systems in operating our business. Although our information systems are protected through physical and software-based safeguards and the use of backup remote processing capabilities, the systems remain vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which would be almost impossible and would impact our ability to issue policies, collect premium, and process claims quickly and reliably. Should the proper functioning of our information systems be adversely affected, our basic business functions and brand name reputation will be negatively affected.
Our dependence on short term policies makes us vulnerable to loss of customers.
Our revenues are dependent upon policyholder retention, that is, pet owners renewing their policies year after year. As a result, our business is dependent upon our ability to continually renew policies from our clients. This process is dependent upon our ability to successfully compete against our competitors, maintain positive relationships with our policyholders, promote our brand name, and provide exceptional customer services and claim processing turnaround. If we fail to do so, our revenues will be negatively affected.
Any failure by us to comply with applicable regulations may result in fines or injunctions against the operation of our business and harm our financial results.
Our pet health insurance business is subject to numerous and complex state laws and regulations relating to, among other things, the licensure of companies engaged in providing coverage against loss, licensure of companies and individuals engaged in the solicitation—selling—of insurance policies, and our operations in general. If we fail to comply with these laws and regulations, we

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
could incur civil and/or criminal penalties and equitable remedies. Similarly, a failure by any of our employees to follow all applicable laws and regulations, our internal policies, or the clients’ policies could result in negative publicity or legal liability for us.
Certain of our stockholders have registration rights that can cause us to file a registration statement under the Securities Act covering resales of their stock, which sales could cause our stock price to decline.
Under the terms of certain agreements we have with several of our security holders, we are required to file, at our expense, a registration statement under the Securities Act of 1933, covering the resale of their shares or shares that they may acquire upon conversion of debt or exercise of warrants. We have failed to complete such registration on a timely basis and this has resulted in the Company being required to pay liquidated damages, issue additional convertible debt and warrants and reduce conversion prices and warrant exercise prices. We have agreed to use our best efforts to register the resale of the underlying common stock with respect to these securities in the future. Based upon the exercise price of the warrants and the conversion price of certain debentures, the Company could be in a position where it would be issuing, in the future, significantly more shares than it currently has outstanding, resulting in significant dilution. The resale of these shares in substantial amounts could have a significant effect on the market price of our common stock and could cause the price to fall or remain at lower values due to the increased number of these shares.
Volatility in our common share price may subject us to securities litigation, thereby diverting our resources, which may have a material adverse affect on our results of operations.
The market for our common stock is characterized by significant price volatility when compared to seasoned issuers, and we expect that our share price will continue to be more volatile than a seasoned issuer for the indefinite future. In the past, plaintiffs have often initiated securities class action litigation against a company following periods of volatility in the market price of its securities. We may in the future be the target of similar litigation. Securities litigation could result in substantial costs and liabilities and could divert management’s attention and resources.
Securities and Exchange Commission rules concerning sales of low-priced securities may hinder the purchase or sale of our common stock by investors.
Because our common stock has a market price that is less than five dollars per share, our common stock is not listed on an exchange or quoted on NASDAQ and is traded on the OTC Bulletin Board. Brokers and dealers who handle trades in our common stock are subject to certain Securities and Exchange Commission disclosure rules applicable to “penny stocks” when effecting trades in our common stock. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative, the current quotations for the securities they offer and legal remedies available to the buyer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.
Our securities have been thinly traded on the over-the-counter bulletin board, which may not provide liquidity for our investors.
Our securities are quoted on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASDAQ Stock Market or national or regional exchanges. Securities traded on the Over-the-Counter Bulletin Board are usually thinly traded, highly volatile, have fewer market makers and are not followed by analysts. The Securities and Exchange Commission’s order handling rules, which apply to NASDAQ-listed securities, do not apply to securities quoted on the Over-the-Counter Bulletin Board. Quotes for stocks included on the Over-the-Counter Bulletin Board are not listed in newspapers. Therefore, prices for securities traded solely on the Over-the-Counter Bulletin Board may be difficult to obtain and holders of our securities may be unable to resell their securities at or near their original acquisition price, or at any price.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
QUARTER ENDED SEPTEMBER 30, 2005
We can provide no assurances that we will be able to have our common stock listed on an exchange or quoted on NASDAQ or that it will continue to be quoted on the OTC Bulletin Board. If there is no trading market for our common stock, the market price of our common stock will be materially and adversely affected.
Investors must contact a broker-dealer to trade over-the-counter bulletin board securities. As a result, you may not be able to buy or sell our securities at the times that you may wish.
Even though our securities are quoted on the Over-the-Counter Bulletin Board, the Over-the-Counter Bulletin Board may not permit our investors to sell securities when and in the manner that they wish. Because there are no automated systems for negotiating trades on the Over-the-Counter Bulletin Board, they are conducted via telephone. In times of heavy market volume, the limitations of this process may result in a significant increase in the time it takes to execute investor orders. Therefore, when investors place market orders, an order to buy or sell a specific number of shares at the current market price, it is possible for the price of a stock to go up or down significantly during the lapse of time between placing a market order and its execution.
We do not intend to pay dividends in the foreseeable future; therefore, you may never see a return on your investment.
We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. Therefore, you may never see a return on your investment. Investors who anticipate a need for immediate income from their investment should not purchase the company’s securities.
Our stock price is volatile and you may not be able to sell your shares for more than what you paid.
Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to: quarterly variations in operating results; our ability to control costs and improve cash flow; announcements of technological innovations or new products by us or our competitors; changes in investor perceptions; and new products or product enhancements by us or our competitors. The stock market in general has continued to experience volatility which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.
New Accounting Standards
In December 2004, FASB issued a revision of Statement No. 123. Statement No. 123(R), Share-Based Payment, is broader in scope than the original statement, which was more narrowly focused on stock-based compensation, and makes significant changes to accounting for “payments” involving employee compensation and “shares” or securities, in the form of stock options, restricted stock or other arrangements settled in the reporting entity’s securities. Most significant in the standard is the requirement that all stock options be measured at estimated fair value at the grant date and recorded as compensation expense over the requisite service period associated with the option, usually the vesting period. The revised standard becomes effective for fiscal years beginning after December 15, 2005, and may be applied prospectively to stock options granted after the effective date and any unvested stock options at that date.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the risk that we would incur losses due to adverse changes in market rates and prices. The Company has no market risk sensitive instruments.

ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
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
PART II OTHER INFORMATION
Item 1. Legal Proceedings
We are currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman, former officers and directors of our Company; and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the Defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The Plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The Company has not, as yet, filed an answer to the Complaint. The ultimate outcome of this suit or any litigation is uncertain. The Company believes that this action is without merit and intends to vigorously defend against the claims raised in this action.
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
Item 3. Defaults upon Senior Securities
Not applicable
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.
Item 6. Exhibits

10.1*	Form of July 29, 2005, Letter Agreement in connection with Debenture and Warrant Agreements

(* Incorporated by reference to Exhibit 10.1 to the Form 10-QSB filed by the Registrant on August 15,2005)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.
HARTVILLE GROUP, INC.
In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SIGNATURE

November 21, 2005	/s/ Dennis Rushovich

Dennis Rushovich
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

November 21, 2005	/s/ Christopher R. Sachs

Christopher R. Sachs
Chief Accounting Officer
(PRINCIPAL ACCOUNTING OFFICER)
EXHIBIT INDEX

EXHIBIT NO.	DESCRIPTION
10.1*	Form of July 29, 2005, Letter Agreement in connection with Debenture and Warrant Agreements
(* Incorporated by reference to Exhibit 10.1 to the Form 10-QSB filed by the Registrant on August 15,2005)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

32.2	Certification of Principal Financial and Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.