Form 10KSB
period 2005-12-31
HARTVILLE GROUP INC
filed 2006-03-30
CIK 1126960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☑
State issuer’s revenues for its most recent fiscal year: $4,438,727.
State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 10,933,848 shares held by non-affiliates and the closing price of $0.34 per share for Common Stock in the over-the-counter market as of February 1, 2006): $3,717,508. Shares of voting stock held by each officer and director and by each person known to the registrant owns 5% or more of the outstanding voting stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the issuer’s common stock, par value $.001, outstanding as of March 17, 2006: 17,630,508 shares.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrants’ proxy statement for its 2006 annual meeting of shareholders are incorporated herein by reference in response to Part III of this Form 10-KSB.
Transitional Small Business Disclosure Format            YES ☐ NO ☑

HARTVILLE GROUP, INC.
Form 10-KSB

PART I
THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 PROVIDES A “SAFE HARBOR” FOR FORWARD LOOKING STATEMENTS. This Form 10-KSB contains statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:
•	Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active.

•	Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including insurance related businesses.

•	Changes in government regulations: changes in regulations could have a negative impact on our earnings; for example, laws relating to insurance regulation that could increase our costs of operations.

•	Changes in relationships with major customers and/or suppliers: an adverse change in our relationships with major customers and/or suppliers would have a negative impact on our earnings and financial position.

•	Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, could adversely affect our order intake and sales, particularly in the insurance market.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.
This list and the risks described in the “Risk Factors” section below provide examples of factors that could affect the results described by forward-looking statements contained in this Form 10-KSB. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-KSB are reasonable, we cannot provide you with any guarantee that our anticipated results will be achieved. All forward-looking statements in this Form 10-KSB are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-KSB. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.
Item 1. Description of Business
Hartville Group, Inc. was incorporated in the State of Nevada on February 1, 2001 as a holding company. Hartville’s subsidiaries include: Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio on March 27, 2000; Hartville Re, incorporated in the Cayman Islands on October 19, 2001 and Wag N Pet, Inc., formed in the state of Texas in July 2004. . The Company is organized into three reportable segments: the holding company (Hartville Group, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Re formerly known as Hartville Insurance Company, LTD). We have been in the pet insurance business since 1997. Our corporate office is located at 3840 Greentree Avenue SW, Canton, Ohio 44706.
Our financial information is available for free to investors in our website at www.hartvillegroup.com.

Hartville Group currently generates revenue from two sources. First, commissions on the sale of pet insurance policies and second, reinsurance premiums from our reinsurance company retaining a portion of the pet insurance risk from the Underwriter.
Basic Terminology & Definitions
Insurance Agency (agency) – The company licensed by the state and given authority by the insurer to sell insurance. Revenues for the agency are a percentage of the premiums from the policies (commission).
Underwriter (insurer) — The company that issues the insurance policy, collects premiums and agrees to pay for losses (claims). The insurer is also known as the primary insurance company. The insurer may retain all (0% reinsurance), a portion (1% to 99% reinsurance) or none (100% reinsurance) of the risk. When an insurer does not retain all of the risk, it may reinsure with one or multiple reinsurers. Revenues for the insurer are the premiums paid on its policies.
Reinsurance Company (reinsurer) – The company(s) that assumes part of the risk from the insurer. Revenues for the reinsurer are the reinsurance premiums paid by the insurer.
Hartville Group, Inc.
Flow Chart of Hypothetical Example Using Current Agreements

Principal Product
Our business is the sale and administration of pet insurance, which is a niche insurance product designed to help cover the veterinary expenses of dogs and cats. Our products, known as the Petshealth Care Plan and our generic brand for private label partnerships (“Healthy Bark and Purr”) pay up to 80% of reasonable and customary veterinary costs and medications received for any covered illness or injury (accident) following the annual deductible of $100 per pet. Selected plans provide coverage for routine vaccinations, heartworm testing and flea preventive medications, dental cleanings, and all plans cover the cost to spay or neuter a pet. Pet owners are free to use any licensed veterinarian in the United States, its possessions, territories and Canada; all plans provide a thirty-day risk free trial. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund.
There are four plans offered, Basic/Essential, Value/Classic, Choice/Champion, and Best/Elite, and they have the following per incident and policy limits, respectively:

Basic/Essential	$1,500/$8,000
Value/Classic	$3,500/$11,000
Choice/Champion	$5,000/$13,000
Best/Elite	$2,500/$13,000
Distribution Methods
We use direct solicitation to distribute our pet insurance plans. We have an inbound call center to enroll prospective pet owners that inquire about our plans. Pet owners can also obtain information and enroll via the internet.
The Competition
We believe that the market for pet insurance products is price sensitive and competes with other discretionary spending on general pet products. However, with the overall significant increase in discretionary spending on pets in recent years, the potential total market for pet insurance has increased substantially in the last several years. Our major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has by far the largest market share, with over 75% of the pet insurance market in the United States, followed by Pet Care with less than 12% of the market, while we have a market share of less than 5%. There are a number of new competitors who are entering our industry. Because of the nature of our product, we do not depend on a few major customers.
Royalty Agreements and Trademarks
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. We have a number of trademarks which are used to market our products.
Government Regulation and Licenses
Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America regulates the conduct of insurance business within its borders through a Department of Insurance. These Departments set forth the policies of insurance that may be sold in these states and licenses all people that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.com Agency, Inc. is licensed by Departments of Insurance in 49 states including the District of Columbia.
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

Employees
We employed 46 employees as of March 17, 2006, of which 43 were full time employees.
RISK FACTORS
Our independent registered public accounting firm included a going concern modification in their opinion on our financial statements.
Our independent registered public accounting firm, BDO seidman, LLP, informed us that their report issued with our financial statements as of and for the year ended December 31, 2005 will include a paragraph that describes conditions that give rise to substantial doubt about our ability to continue as a going concern.
We need to refinance our Convertible Debentures which mature on November 11 and 26, 2006 (November 2006)
We have a refinancing risk associated with the November 2006 maturity of our $12,141,921 of convertible debentures, which primarily has resulted in our financial statements being prepared assuming the Company will continue as a going concern”. We are exploring alternatives to resolve this refinancing risk, including refinancing our debt, converting debt to equity, conducting additional equity financings, or a combination thereof. There can be no assurances that our planned refinancing activities will be successful. Further, even if available on terms and conditions acceptable to the Company, additional equity or convertible debt financing, if used, could result in substantial dilution of shareholder interests. Additionally, holders of any future debt instruments or preferred stock may have rights senior to those of the holders of our common stock. Any debt financings we raise could involve substantial restrictions on our ability to conduct our business and to take advantage of new opportunities.
We will require continued financing to meet our working capital needs
We had negative cash flows from operations during 2005 of ($1,043,319) and a total accumulated deficit of ($17,280,997) as of December 31, 2005. The negative cash flow has resulted in working capital requirements for the upcoming year which are greater than our current cash balances. We will probably need to raise additional capital to fund our operations until positive cash flow from operations can be achieved. We also may need to raise additional capital to fund expanded marketing programs in order to accelerate the growth of pets insured, and help us reach positive cash flow from operations.
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
We are dependent on property and casualty insurance companies (underwriters) to sell our policies to pet owners. The underwriter of our policies may discontinue this service by giving us relatively short notice, thereby ending our ability to sell the policies and realize revenues.
We have experienced net losses in the past, and we may be unable to achieve or maintain profitability in the future.
We incurred net losses in fiscal years 2005 and 2004. We cannot predict whether our business will achieve or sustain profitability in any future period.
We are dependent on the proper functioning of our information systems.
We are dependent on the proper functioning of our information systems in operating our business. Although our information systems are protected through physical and software-based safeguards and the use of backup remote processing capabilities, the systems remain vulnerable to fire, storm, flood, power loss, telecommunications failures, physical or software break-ins and similar events. If our information systems fail or are otherwise unavailable, these functions would have to be accomplished manually, which would be almost impossible and would impact our ability to issue policies, collect premiums, and process claims quickly and reliably. Should the proper functioning of our information systems be adversely affected, our basic business functions and brand name reputation will be negatively affected.

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
Our pet health insurance business is subject to numerous and complex state laws and regulations relating to, among other things, the licensure of companies engaged in providing coverage against loss, licensure of companies and individuals engaged in the solicitation—selling—of insurance policies, and our operations in general. If we fail to comply with these laws and regulations, we could incur civil and/or criminal penalties and equitable remedies. Similarly, a failure by any of our employees to follow all applicable laws and regulations, our internal policies, or the clients’ policies could result in negative publicity or legal liability for us.
Certain of our stockholders have registration rights that can cause us to file a registration statement under the Securities Act covering resales of their stock, which sales could cause our stock price to decline.
Under the terms of certain agreements we have with several of our security holders, we are required to file, at our expense, a registration statement under the Securities Act of 1933, covering the resale of their shares or shares that they may acquire upon conversion of debt or exercise of warrants. We have failed to complete such registration within the contractual time period and this has resulted in the Company being required to pay liquidated damages, issue additional convertible debt and warrants and reduce conversion prices and warrant exercise prices. We have agreed to use our best efforts to register the resale of the underlying common stock with respect to these securities in the future.
Dilution of our stock is possible because of the number and price of warrants and convertible debt outstanding.
Based upon the exercise price of the warrants and the conversion price of certain debentures, we could be in a position where we would be issuing, in the future, significantly more shares than we currently have outstanding, resulting in substantial dilution to our stockholders. The resale of these shares in substantial amounts could have a significant effect on the market price of our common stock and could cause the price to fall or remain at lower values due to the increased number of outstanding shares.
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
Our common stock is not listed on an exchange or quoted on NASDAQ and is traded on the Over-the-Counter Bulletin Board. Brokers and dealers who handle trades in our common stock are subject to certain Securities and Exchange Commission disclosure rules applicable to “penny stocks” when effecting trades in our common stock. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative, the current quotations for the securities they offer and legal remedies available to the buyer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.
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
We do not anticipate the payment of cash dividends on our common stock in the foreseeable future. We anticipate that any profits from our operations will be devoted to our future operations. Any decision to pay dividends will depend upon our profitability at the time, cash available and other factors. Therefore, you may never see a return on your investment. Investors who anticipate a need for immediate income from their investment should not purchase our securities.
Our stock price is volatile and you may not be able to sell your shares for more than what you paid.
Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to: quarterly variations in operating results; our ability to refinance our existing obligations or raise additional capital on terms and conditions acceptable to us; our ability to control costs and improve cash flow; announcements of technological innovations or new products by us or our competitors; changes in investor perceptions; and new products or product enhancements by us or our competitors. The stock market in general has continued to experience volatility which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.
If converted and exercised, holders of our convertible debentures and warrants could have substantial control over us and this could negatively affect your investment.
If our convertible debentures and warrants are converted and exercised in full, holders of these instruments would hold more than a majority of our outstanding common stock. These holders would be able to exercise control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, which could have the effect of delaying or preventing a third party from acquiring control over us and could affect the market price of our common stock. In addition, the interests of these holders may not always coincide with our interests or the interests of other stockholders, and, accordingly, these holders could approve transactions or agreements that would not otherwise be approved by other stockholders generally.

Item 2. Description of Property
We lease a 12,395 square foot office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015, that includes an expansion option for additional space. There are no properties owned by the Company.
Item 3. Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 – JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The ultimate outcome of this suit or any litigation is uncertain. The Company believes that this action is without merit and intends to vigorously defend against the claims raised in this action.
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
In addition to the foregoing, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will no have a material adverse effect on it financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, the Company’s future results of operations or cash flow could be materially impacted in a particular period.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted for a vote of stockholders during the fourth quarter of the year ended December 31, 2005.
Part II
Item 5. Market for Common Equity and Related Stockholder Matters.
Hartville Group’s Common Stock trades on the Over-the-Counter Bulletin Board under the symbol HTVL. The high and low closing bid information for our Common Stock during the year ended December 31, 2005, is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker. The prices below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2004
March 31, 2004	$4.35	$4.26
June 30, 2004	$6.60	$6.50
September 30, 2004	$3.55	$3.50
December 31, 2004	$1.75	$1.72
Fiscal 2005
March 31, 2005	$1.72	$0.64
June 30, 2005	$0.69	$0.64
September 30, 2005	$0.62	$0.18
December 31, 2005	$0.20	$0.10

As of March 17, 2006, the number of stockholders of record of Common Stock was approximately 133. The number of stockholders of record, however, does not bear any relationship to the number of beneficial owners of our Common Stock as there may be a substantial number of stockholders whose shares are held of record by banks, brokers and other financial institutions.
Hartville Group has never declared or paid any cash dividends on our Common Stock and does not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Hartville Group intends to retain the earnings, if any, to finance the expansion of the business. The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors.
During the fourth quarter of fiscal 2005, the Company did not repurchase any equity securities. Our Board has not approved any plan that provides for the repurchase of our Common Stock.
At December 31, 2004, the Company had an accounts receivable from an officer for $46,069. The receivable had an interest rate of 5%. On June 2, 2005, the officer of the Company returned 94,000 shares of the Company’s common stock to the Company to pay the receivable balance of $70,500. The treasury stock was accounted for on the cost method and was valued at $0.75 per share, the closing price per share of the Company’s common stock on June 2, 2005, as listed on the over-the-counter bulletin board.
Equity Compensation Plan Information
Information relating to our Equity Compensation Plan Information will be included in our Proxy Statement relating to our 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2005.
Recent Sales of Unregistered Securities
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
On November 11 and 26, 2004, the Company completed and issued $11,038,780 of two-year Convertible Debentures, together with five-year Warrants to purchase up to 4,906,124 shares of common stock. This convertible debt carries a 7% annual coupon. The full amount of interest was prepaid. There was a 7% fee along with 237,495 five-year warrants priced at $0.95 issued to the lead investment banker. A portion of the funds raised were used to pay in full the note due November 18, 2004. The conversion price in effect on any conversion date was set to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date with a floor of $0.95 per share (subject to adjustment). Due to failure by the Company to file a registration statement covering the shares issuable upon conversion of the convertible debentures and exercise of the warrants within an agreed upon time period, the conversion price of the convertible debentures was reset on February 17, 2005, to $0.95 per share with the stock registration period extended (and liquidated damages suspended) until June 30, 2005. No adjustments were made to the warrants as they were originally issued at an exercise price of $0.95 per share.

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
On April 1, 2005 the Company agreed to issue to its public relations firm 200,000 total warrants to purchase common shares at a rate of 16,667 warrants per month at an exercise price of $0.69 per share. The warrants collectively vest on the one year anniversary of the agreement and will expire three years from the date of issue.
The foregoing securities were issued in private transactions, not involving any public solicitation or commissions, and without registration in reliance on the exemption provided by Rule 506 and Section 4(2) of the Securities Act as transactions by an issuer not involving a public offering. The transactions benefited from such an exemption based on the facts that the recipients had sufficient knowledge and experience in financial and business matters for them to be able to evaluate the merits and risks of an investment in the Hartville Group, that they had access to the type of information normally provided in a prospectus, and that the transactions were non-recurring and privately negotiated.
Item 6. Management’s Discussion and Analysis or Plan of Operation.
The following discussion of the financial condition and results of operations of Hartville Group should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
This discussion contains forward-looking statements that involve risks and uncertainties. Hartville Group ‘s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to competition and overall market conditions.
Going Concern
The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and to generate positive cash flows to ensure the continuation of its business operations.
Refinancing Risk
We have $12,141,921 of convertible debt which matures in November 2006. The convertible debt is segregated into two parts: $11,038,780 of the convertible debt is convertible at $0.75 (14,718,373 shares) and $1,103,141 of the convertible debt is convertible at the substantially lower price of $0.20 (5,515,705 shares).
The refinancing risk related to the convertible debt can be resolved through a number of actions, of which management of the Company will actively seek including one (or several) of the following:
•	The convertible debt holders convert the debt into Common Stock

•	The convertible debt holders extend the maturity dates of the convertible debt

•	We refinance the convertible debt through existing or new investors
Working Capital Risk
The Company had negative cash flows from operations during the fiscal year of ($1,043,319) and an accumulated deficit of ($17,280,997) as of the December 31, 2005. The negative cash flow has resulted in working capital requirements for the upcoming year which reach beyond current cash balances.
A number of steps have been taken to improve our profitability and so our working capital situation, including:
•	We have improved the terms of our policies so that each policy will be more profitable, including:
o	7% premium increase

o	5% premium tax passed through to customers

o	Added 2.5% of premium fee for handling claims

o	$10 policy holder fee

o	Elimination of a 1.5% broker fee for reinsurance

o	Improved annual bonus commission for reaching certain loss goals
•	We have improved our marketing efforts in order to increase revenue to a profitable level, including several actions taken in February 2006:
o	We hired a Chief Marketing Officer

o	We entered into a three-year strategic partnership with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance
Also, if needed, we will solicit for additional capital through existing or new investors if our working capital situation has not improved through-out the year.
These factors raise substantial doubt about the Company’s ability to continue as a going concern, because there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.
Results of Operations
Fiscal Year ended December 31, 2005 compared to fiscal year ended December 31, 2004
Total premiums were approximately $6,300,000 of which approximately $3,200,000 was retained by Hartville Re for the year ended December 31, 2005, compared to the year ending December 31, 2004, where total premiums were approximately $6,600,000 of which Hartville Re retained approximately $2,300,000. The premium amount retained by Hartville Re increased by $900,000 (39%). The number of pets at December 31, 2005, was 24,300 for an increase of 3,400 (16%) pets for the fiscal year. The number of pets at December 31, 2004, was 20,900 for a decrease of 5,700 (21%) pets for the prior fiscal year Total premiums for fiscal 2005 are less than the comparative period of fiscal 2004 primarily due to the AKC business which we did not renew, and whose policies expired over a 12 month period ending March 2005. Hartville Re had a higher overall reinsurance percentage for the year ended December 31, 2005, as compared to 2004 (see table below for detail). The higher reinsurance percentage not only increased premiums but also losses and ceded costs.

QUARTER	TIME FRAME	HARTVILLE RE REINSURANCE PERCENTAGE
		2005	2004
First quarter	January – March	50%	0%
Second quarter	April – June	50%	0%
Third & Fourth quarters	July – August 15	50%	100%
	August 15 – December	50%	100% (existing policies)
			0% (new & renewed policies)
Commission income earned by Petsmarketing Insurance.com of $1,190,764 for fiscal 2005 were $739,881 (38%) lower than commission income earned of $1,930,645 in fiscal 2004. This decrease in commission income was due to recognition of a sliding scale commission in the third quarter of 2004 of $325,794. Additionally, the commission percentage decreased from 2004 to 2005 due to changes in underwriters when there were limited options in the niche market for pet insurance (see table below for detail).

QUARTER	TIME FRAME	COMMISSION PERCENTAGE
		2005	2004
First quarter	January – March	20%	30%
Second quarter	April – June	20%	30%
Third & Fourth quarters	July – August 15	20%	30%
	August 15 – December	20%	30% (existing policies)
			20% (new & renewed policies)
General and administrative expenses of $7,354,907 for fiscal 2005 were $1,845,391 (20%) lower than general and administrative expenses of $9,200,298 in fiscal 2004.

General and administrative expenses decreased due primarily to the following factors, including:
Compensation and related benefits increased by $749,000 due to the expansion of staff (primarily executive and IT).
Professional fees increased by $410,000 due to services relating to: IT consulting, restatement, outside management assistance, directors’ fees, and increased audit and related fees, etc.
Marketing expenses increased $358,000 due to testing in various markets
Amortization expense increased $345,000 due to increased policy acquisition costs.
Depreciation expense increased $291,000 for a proprietary software system which the company began amortizing in July 2004.
Contract personnel expense decreased $234,000 due to changed hiring practices and reduced usage of temporary personnel agencies
Royalties decreased $537,000 due to ending the AKC program and expiration of other distribution programs
Miscellaneous expenses decreased $428,000, resulting from adjustments to various balance sheet items relating to prior years’ reinsurance treaties
Legal fees decreased by $1,197,000 due to the 2004. search for a captive underwriting source (through acquisition of an existing insurance carrier), which was abandoned in early 2005
Services related to stock issued for public relations and other consulting decreased by $1,700,000.
Other income increased $25,450 (38%) to $92,710 in fiscal 2005 from $67,260 in fiscal 2004. Other income consists primarily of interest income on cash accounts.
Other expenses increased $1,041,046 (100%) to $2,082,426 in fiscal 2005 from $1,041,380 for 2004. The explanation for this increase can be seen from the detail included in Note 9 of the consolidated financial statements.
Fiscal Year ended December 31, 2004 compared to fiscal year ended December 31, 2003
Premiums on in-force policies for the fiscal year ending December 31, 2004 were $5,993,343. This resulted in gross revenue of $4,224,178, as compared to the fiscal year ended December 31, 2003, which had a premium on in-force policies of $3,662,692 resulting in gross revenue of $4,811,850. Therefore, gross revenues decreased $587,672 (12%). The difference being in fiscal 2003 where risk retention decreased from 20% to 0% wherein fiscal 2004, risk retention was a constant 0% increasing for a short duration to 100% in July 2004. The reducing premium on in-force policies at December 31, 2004 was the result of discontinuing a marketing campaign with PetPartners who had the marketing arrangement with the American Kennel Club. Losses and administrative costs were above management’s acceptable levels on this program; therefore, the Company discontinued its relationship. Although sales continue on new pet insurance policies, the runoff of existing customers through the PetPartner/AKC relationship was at a greater rate than new business growth. This runoff ended on March 2005; thus annualized premium on in-force policies is expected to increase in fiscal 2005.
Operating expenses were $11,394,351 for the fiscal year ended December 31, 2004 compared to operating expenses of $3,999,726 for the fiscal year ended December 31, 2003, an increase of $7,394,625. This increase in operating expenses was due primarily to losses and expenses from an increase in volume of premium sales. The increased general and administrative expenses were due to an increase in volume of premium sales. Operating expenses is a ratio of revenues, thereby increasing revenues would bring down this ratio. Revenues as indicated come from Agency commissions and risk retention that both stem from insurance premiums. The Agency had a reduction in the number of in-force policies thereby reducing premiums. This reduction in premium reduced potential underwriting income (loss) at the reinsurance subsidiary “Hartville Re”. These factors together with the temporary placement of pet insurance policies with an underwriter who assumed 100% of the risk; the change in accounting practice with respect to the capitalization of policy acquisition costs and the period over which the deferred costs are amortized; termination of acquisition of the insurance company acquisition; liquidation penalties for not registering shares in accordance with agreements; and legal and brokerage fees associated with several capital raises increased the Company’s expense ratio. A good portion of these expenses are one time charges and should not be recurring. The change in accounting treatment of policy acquisition contributed to 50% of agency’s segmented loss of $1,500,000. The parent company (Hartville Group) had one time fees of investment banking costs on capital raised; non-recoverable costs of the terminated insurance acquisition; penalties associated with not registering shares pursuant to stock purchase and in accordance with FASB Statement No. 123 “Accounting for Stock Based Compensation” a compensation charge applied to the issuance of options, warrants and shares in exchange for services, and in accordance with EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” a beneficial conversion change related to convertible debenture transactions in fiscal 2004 which contributed to this net loss. These beneficial discounts were reflected as a non recurring non-cash interest expense and totaled $1,859,911. The identified parent company expenses represented 82% of the holding company’s overall net loss.
Operating loss for the fiscal year ending December 31, 2004 was $7,170,173 as compared to the fiscal year ending December 31, 2003 of $337,034. These operating losses from insurance operations were attributed to the corresponding operating expense ratio’s previously discussed.
Other income decreased from $95,559 for fiscal year ended December 31, 2003 to $67,260 for fiscal year ended December 31, 2004. Other income consisted primarily of interest income on cash accounts.
Other expense increased from $0 for fiscal year ended December 31, 2003 to $1,041,380 for fiscal year ended December 31, 2004. Other expenses in fiscal 2004 were expenses associated with the operations of the parent company for interest penalties on failure to register shares of stock and warrants pursuant to the October 8, 2003 Stock Purchase Agreement and financing costs on all convertible debenture transactions.
Liquidity and Capital Resources
Cash Requirements
The principal sources of funds for the Company are reinsurance premiums from our reinsurance company retaining a portion of the pet insurance risk from the Underwriter, commissions on the sale of pet insurance policies and proceeds from issuance of debt in fiscal 2004. The debt proceeds and commissions are primarily used for salaries, marketing and other operating expenses. Reinsurance premiums are primarily used for payment of claims, along with management and other fees.
Trends in the overall insurance market, and in the cost of veterinary care for dogs and cats, have some effect on short-term liquidity because any increase in pet insurance premiums has a delayed impact in cash flow (new policy pricing is effective with a policy’s annual anniversary date). There should be no trend impact on long-term liquidity because our policies only respond to claims made during the annual policy period.
We have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. The primary uncertainty that has an impact on both short-term and long-term liquidity is the availability of financing for the Company as it continues to develop its customer base, in particular, the refinancing risk associated with the November 2006 maturity of our convertible debentures. The Company is exploring alternatives to resolve its short and long term liquidity requirements, including refinancing its debt, converting debt to equity, conducting additional equity financings, or a combination thereof.
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
In addition, net cash used by operating activities was impacted by the normal fluctuations of prepaid expenses, which amounted to $33,905. The remainder of the prepaid expense difference can be explained by examining the items in relation to the Company’s issuance of debt (see table below).

		Prepaid Expense Amount		Amortization for
				year ended
Date issued	Description	Cash	Non-Cash	12-31-2005
September-05	Upfront interest - PIK		$1,103,141	$250,714
November-04	Upfront interest - Original bond	$1,538,970		$747,039
November-04	Professional fees	$1,026,859		$513,430
November-04	Finders Fee - Warrant		$229,704	$114,852

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
In November 2004, the Company raised $11,038,780 using Convertible Debentures due November 11 and 26, 2006, which included Warrants. The convertible debt is for 2 years with a 7% coupon. The full amount of interest was prepaid. The conversion price in effect at any conversion date was set to be equal to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date, provided, however, that the Conversion Price shall never be equal to a price lower than $0.95 (subject to adjustment). This price was amended on February 17, 2005, to a conversion price of $0.95 per share and further amended on July 29, 2005, to a price of $0.75 per share. The warrants are five year warrants to purchase up to 4,906,124 shares of common stock at an exercise price, after giving effect to the July 29, 2005, amendment, of $0.75 a share. The Company had an obligation, pursuant to registration rights agreement, to register for resale the shares underlying the Convertible Debentures and the Warrants by June 30, 2005 in order to avoid paying liquidated damages to investors. As the securities were not registered by June 30, 2005, the Company entered into the July 29, 2005, amendment which reduced the conversion price and warrant exercise price to $0.75 per share. In consideration of the reduced conversion and exercise price, the purchasers agreed to forbear any rights to liquidated damages if a registration statement covering the shares subject to the convertible debentures and the warrants was effective on or prior to September 30, 2005. If a registration statement was not effective by September 30, 2005, the purchasers were entitled to demand liquidated damages as set forth in the purchase agreement, applied retroactively to December 21, 2004.
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
The Company signed a note with a financial institution for $263,163 on March 23, 2005 with an interest rate of 6.75%. The note was payable in 63 monthly installments, with the first three payments being interest only. The note was secured by business assets and a personal guarantee.
Debt Instruments, Guarantees and Related Covenants
On September 30, 2005, the holders of the $11,038,780 Convertible Debentures waived their rights to demand repayment before maturity, through either prepayment or a liquidation of assets, and their rights to liquidated damages provided that the Company use its “best efforts” to cause the underlying shares to be registered as soon as possible.
The March 23, 2005 note with a financial institution was amended in December 2005 to remove a personal guarantee and eliminate a technical default. The forbearance agreement accelerated the maturity date to December 2006, with a balloon payment at maturity. The bank retained its security interest in our business assets and also required the Company to restrict cash balances of $100,000 until the note is paid down. The interest rate on the note remained fixed at 6.75%.

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

Critical Accounting Estimates
The most significant estimate that the Company’s management makes is the reserve for future losses. Such estimates are based on many variables including historical and statistical information, along with other factors. The Company’s management utilizes an independently prepared actuarial report for its determination of reserves. Philip Heckman, Ph.D., ACAS, MAAA of Heckman Actuarial Consultants, Ltd., has conducted actuarial studies with updates on the overall experience, rate adequacy, and reserve requirement provisions. Management generally discusses the development, selection and disclosure of the reserve for future losses with the Company’s Board of Directors, and reviews the details of this estimate with the Company’s Audit Committee. We are currently reserving for future claims at a claims loss ratio of 56%, based on this actuarial work. The “claims loss ratio” (claims paid [excluding all loss adjustment expenses] plus claims reserves, divided by premiums earned) has ranged between 50% and 62%.
Provided for comparison purposes is the Company’s income statement, which was reported using an estimated claims loss ratio of 56%, compared to a favorable claims loss ratio of 50% and an unfavorable claims loss ratio of 60%. The purpose of this table is to provide a sensitivity analysis on our results of operations assuming exaggerated claims loss ratios.

		Favorable Claims	Unfavorable Claims
	As Reported	Loss Ratio	Loss Ratio
Premiums	$3,247,963	$3,247,963	$3,247,963
Losses	(2,100,988)	(1,923,420)	(2,227,932)
Ceded costs	(1,010,178)	(1,162,434)	(1,010,178)

Reinsurance results	136,797	162,109	9,853

Commission income	1,190,764	1,495,275	1,190,764
General and administrative	(7,354,907)	(7,354,907)	(7,354,907)

Operating (loss) income	(6,027,346)	(5,697,523)	(6,154,290)

Other income	92,710	92,710	92,710
Other expense	(2,082,426)	(2,082,426)	(2,082,426)

(Loss) income before taxes	(8,017,062)	(7,687,239)	(8,144,006)

Provision for taxes	—	—	—

NET (LOSS) INCOME	$(8,017,062)	$(7,687,239)	$(8,144,006)

Net (loss) income per common share	$(0.55)	$(0.53)	$(0.56)

Weighted average common shares outstanding	14,590,645	14,590,645	14,590,645
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

New Accounting Standards
In December 2004, Financial Accounting Standards Board (FASB) issued Statement No. 123(R), “Share-Based Payment” to expand and clarify Statement No. 123, “Accounting for Stock-Based Compensation” in several areas. SFAS 123 (R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123 (R) becomes effective on January 1, 2006 and will be applied prospectively for stock options granted after the effective date and any unvested stock options at that date.
Although the Company’s management has not completed its analysis of SFAS 123 (R), the effect of this standard’s implementation will be the recognition of compensation expense associated with stock options. Previously, the Company has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied.
Item 7. Financial Statements .
Our consolidated financial statements and supplementary data are attached hereto.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 8A. Controls and Procedures
Management has concluded that the Company’s controls over accounting disclosures and related procedures were not effective as of December 31, 2005. The Company has already instituted, and will continue to implement, corrective actions with respect to the significant deficiencies in our internal controls. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated these significant deficiencies with respect to the preparation of this Annual Report on Form 10-KSB such that the information required to be disclosed in this Form 10-KSB has been recorded, processed, summarized and reported correctly.
Hartville Group, Inc. places the highest priority on addressing these matters. Under the direction of our senior management and the participation and oversight of our audit committee, we have and continue to implement significant changes in the infrastructure of our accounting department personnel and related processes over financial reporting. Our recruiting efforts have involved the hiring of more senior staff and contracting with specialist firms who have sufficient expertise in financial controls and insurance-related accounting rules in accordance with US GAAP. Also, we have commenced an enhanced quarterly and annual close financial review process to include additional analysis and support for the financial accounts as well as to ensure that all appropriate disclosures are made in accordance with US GAAP and the rules and regulations of the SEC and PCAOB. In addition, we have contracted with a firm to conduct our internal audit function to review and recommend changes to our internal controls and procedures.
Item 8B. Other Information
All information required to be disclosed in the fourth quarter of the year ended December 31, 2005 has been previously included on Form 8-K.

PART III
Item 9. Directors and Executive Officers of the Registrant
Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
Item 10. Executive Compensation
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
Item 11. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
Item 12. Certain Relationships and Related Transactions
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.
Item 13. Exhibits
Index to Exhibits

Exhibit No.	Identification of Exhibit
3.1(1)	Amended and Restated Articles of Incorporation

3.2(2)	Amended and Restated Bylaws of Hartville Group, Inc.

3.3(3)	Certificate of Amendment to Articles of Incorporation.

4.1(1)	Form of Common Stock certificate

4.2(4)	Form of Convertible Debenture

4.3(4)	Form of Common Stock Purchase Warrant

10.1(5)	Stock Purchase Agreement with Whiskers, Inc.

10.4(5)	Hartville Group, Inc. Common Stock Warrant

10.5(6)	Stock Purchase Agreement between Hartville Group, Inc. and certain investors

10.6(6)	Common Stock Purchase Warrant between Hartville Group, Inc. and certain investors

10.7(7)	Securities Purchase Agreement related to debentures and Warrants

10.8(8)	Securities Purchase Agreement, Form of Amendment to Securities Purchase Agreement and Form of Securities Purchase Agreement

10.9(9)+	Employment Agreement, dated November 29, 20004, between Hartville Group, Inc. and Hirsch C. Ribakow

10.10(9)	Lease Agreement, dated June 30, 2004, between Hartville Group, Inc. and Jeffrey R. Hein

Exhibit No.	Identification of Exhibit
10.11(10)	Letter Agreement, dated July 29, 2005, between Hartville Group, Inc. and certain investors

10.12(4)	Interest Amendment and Waiver Agreement, dated October 25, 2005, between Hartville Group, Inc. and certain investors

16.1(11)	Letter from Pollard-Kelley regarding change in certifying accountant

14.(12)	Code of Ethics

21(*)	List of Subsidiaries

31.1(*)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2(*)	Certification of Principal Financial and Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1(*)	Certification of Chief Executive Officer and Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herein.

+	Management contract.

(1)	Filed as an Exhibit to Hartville Group’s registration statement on Form SB-2 (File No. 333-48544) filed on October 25, 2000 and herein incorporated by reference.

(2)	Filed as an Exhibit to Hartville Group’s Form 10-QSB, filed on May 16, 2005 and herein incorporated by reference.

(3)	Filed as an Exhibit to Hartville Group’s Form 8-K filed on September 16, 2002 and herein incorporated by reference.

(4)	Filed as an Exhibit to Hartville Group’s Form 8-K, filed on October 27, 2005 and herein incorporated by reference.

(5)	Filed as an Exhibit to Hartville Group’s Form 10-KSB/A, filed on January 9, 2004 and herein incorporated by reference.

(6)	Filed as an Exhibit to Hartville Group’s Form 8-K filed on November 10, 2003 and herein incorporated by reference.

(7)	Filed as an Exhibit to the Registrant’s Form 8-K filed on September 8, 2004 and herein incorporated by reference.

(8)	Filed as an Exhibit to the Registrant’s Form 8-K filed on November 26, 2004 and herein incorporated by reference.

(9)	Filed as an Exhibit to Hartville Group’s Form SB-2 (File No. 333-125450), filed on June 2, 2005 and herein incorporated by reference.

(10)	Filed as an Exhibit to Hartville Group’s Form 10-QSB, filed on August 15, 2005 and herein incorporated by reference.

(11)	Filed as an Exhibit to Hartville Group’s Form 8-K filed on January 24, 2005 and herein incorporated by reference.

(12)	Filed as an Exhibit to Hartville Group’s Form 10-KSB, filed on April 13, 2004 and herein incorporated by reference.
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2006 Annual Meeting of Stockholders.

SIGNATURES
     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned. Thereunto duly
Dated: March 30, 2006

Hartville Group, Inc.
Registrant

By:	/s/ Dennis C. Rushovich
Dennis C. Rushovich
President (Principal Executive Officer)

By:	/s/ Christopher R. Sachs
Christopher R. Sachs
Principal Financial and Accounting Officer
In accordance with the Exchange Act. This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity
/s/ Dennis C. Rushovich Dennis C. Rushovich Director	Dated March 30, 2006
/s/ Nicholas J. Leighton Nicholas J. Leighton Director / Audit Committee Chairman	Dated March 30, 2006
/s/ Tomas A. Neuzil Tomas A. Neuzil Secretary and Director	Dated March 30, 2006
/s/ Alan J. Kaufman Alan J. Kaufman Director	Dated March 30, 2006

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Hartville Group, Inc.
We have audited the accompanying consolidated balance sheets of Hartville Group, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartville Group, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed on Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a substantial retained deficit and has impending due dates of certain material financial obligations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
BDO SEIDMAN, LLP
Grand Rapids, Michigan
February 10, 2006

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2005 and 2004
Audited

	December 31,	December 31,
ASSETS	2005	2004
Cash and cash equivalents	$4,125,579	$6,104,053
Commissions receivable	—	159,130
Other receivables	205,278	2,291,950
Prepaid taxes	—	600,000
Prepaid expenses	2,371,861	2,860,850
Property and equipment — net	1,640,883	2,180,919
Deferred policy acquisition costs — net	1,004,051	578,329
Licensing fees, less accumulated amortization of $52,060 and $42,473	2,429	12,016
Other assets	67,570	76,263

Total Assets	$9,417,651	$14,863,510

	December 31,	December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY	2005	2004
Accounts payable and accrued expenses	$556,300	$792,425
Reserve for claims	377,573	168,175
Premium deposits	1,691,743	445,110
Unearned commissions	20,245	19,284
Debt (December 31, 2005 was offset by discount of $10,992,210 on convertible securities issued in 2004 and $108,227 on convertible secruities issued on September 30, 2004; December 31, 2004 was offset by discount of $1,032,980 on convertible securities issued in 2004)	1,296,570	10,031,503

Total Liabilities	3,942,431	11,456,497

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 14,983,703 issued and 14,889,703 outstanding at December 31, 2005 and 14,576,296 issued and outstanding at December 31, 2004	14,984	14,576
Additional paid in capital	22,811,733	12,656,372
Retained deficit	(17,280,997)	(9,263,935)
Treasury stock at cost, 94,000 shares	(70,500)	—

	5,475,220	3,407,013

Total Liabilities and Stockholders’ Equity	$9,417,651	$14,863,510

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2005 and 2004
Audited

	December 31,	December 31,
	2005	2004
Premiums	$3,247,963	$2,293,533
Losses	(2,100,988)	(1,620,635)
Ceded costs	(1,010,178)	(573,418)

Reinsurance income	136,797	99,480

Commission income	1,190,764	1,930,645
General and administrative expenses	(7,354,907)	(9,200,298)

Operating loss	(6,027,346)	(7,170,173)

Other income	92,710	67,260
Other expenses	(2,082,426)	(1,041,380)

Loss before taxes	(8,017,062)	(8,144,293)

Provision for taxes	—	—

Net Loss	$(8,017,062)	$(8,144,293)

Net loss per common share	$(0.55)	$(0.58)

Weighted average common shares outstanding	14,590,645	14,016,975
See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2005 and 2004
Audited

	December 31,	December 31,
	2005	2004
Cash flows from (for) operating activities
Net Loss	$(8,017,062)	$(8,144,293)
Adjustments to derive cash flows:
Depreciation	841,357	536,627
Amortization	423,375	45,242
Loss on disposal of property and equipment	32,399	—
Stock for services (Non-cash)	—	1,859,911
Amortization of discount on debt	88,411	—
Changes in operating assets and liabilities
Commissions receivable	159,130	528,247
Other receivables	2,016,172	(1,910,337)
Prepaid taxes	600,000	(600,000)
Deferred tax asset	—	300,000
Prepaid expenses	1,592,130	(2,575,914)
Accounts payable and accrued expenses	(236,223)	611,092
Premium deposits	1,246,633	(1,094,538)
Unearned Commission	961	19,284
Accrued taxes	—	(389,839)
Reserve for Claims	209,398	331

Net Cash for Operating Activities	(1,043,319)	(10,814,187)

Cash Flows from Investing Activities
Deferred policy acquisition costs	(839,511)	(613,984)
Additions to property and equipment	(333,473)	(1,404,198)
Other	8,446	—

Net Cash for Investing Activities	(1,164,538)	(2,018,182)

Cash Flows from Financing Activities
Proceeds from notes payable	263,163	14,038,780
Payment on notes payable	(33,780)	(3,005,821)
Proceeds from issuance of common stock	—	250,000

Net Cash from Financing Activities	229,383	11,282,959

Net Decrease in Cash and Cash Equivalents	(1,978,474)	(1,549,410)

Cash and Cash Equivalents — Beginning	6,104,053	7,653,463

Cash and Cash Equivalents — Ending	$4,125,579	$6,104,053

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2005 and 2004
Audited

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders'
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2003	12,096,909	12,097	9,006,838	(1,119,642)	—	7,899,293
Sale of shares	1,794,078	1,794	248,206	—	—	250,000
Beneficial conversion and repricing impact on convertible debt			1,063,784	1,063,784
Warrants issued for services			1,081,203			1,081,203
Stock issued for cashless warrant	85,309	85	(85)	—	—	—
Shares issued for services	600,000	600	1,256,426	—	—	1,257,026
Net loss	—	—	—	(8,144,293)	—	(8,144,293)

Balance December 31, 2004	14,576,296	14,576	12,656,372	(9,263,935)	—	3,407,013
Beneficial conversion and repricing impact on convertible debt			10,155,769			10,155,769
Treasury stock					(70,500)	(70,500)
Stock issued for cashless warrant	407,407	408	(408)			—
Net loss				(8,017,062)		(8,017,062)

Balance December 31, 2005	14,983,703	14,984	22,811,733	(17,280,997)	(70,500)	5,475,220

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005
(audited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Hartville Group, Inc. (the Company) was incorporated in the State of Nevada on February 1, 2001 as a holding company. Hartville’s subsidiaries include: Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio on March 27, 2000; Hartville Re formerly known as Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and Wag N Pet, Inc., formed in the state of Texas in July 2004. The Company is organized into three reportable segments: the holding company (Hartville Group, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Re formerly known as Hartville Insurance Company, LTD). We have been in the pet insurance business since 1997.
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Hartville Group, Inc. and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain amounts previously reported in the prior fiscal year have been reclassified to conform with the current year’s presentation.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings (losses), financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.
Revenue Recognition Policies
The Company derives revenue from insurance policies sold to dog and cat owners by charging a commission percentage for making the sale through its subsidiary Petsmarketing Insurance.com Agency, Inc. The Company also derives revenue from the earned premium as a result of providing reinsurance coverage to the primary insurance company through the Company’s reinsurance subsidiary, Hartville Re.
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
Financial Instruments and Concentration of Credit Risks
The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, commission and other receivables, accounts payable and debt approximates their fair value.

During fiscal years 2005 and 2004, the Company had deposits in banks in excess of the FDIC limit.
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
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance and repair costs and minor renewals are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $841,357 and $536,627 for the years ended December 31, 2005 and 2004, respectively.
The Company periodically reviews all long-lived assets that have finite lives and that are not held for sale for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is reflected in earnings.
Deferred Acquisition Costs
The deferred policy acquisition costs include direct response advertising costs and the compensation costs attributable to the Company’s call-in department, which is responsible for handling new and renewal policy requests. These costs are amortized over a three-year minimum expected life of the policy period, subject to an assessment of the recoverability of the costs from future revenues from acquired policies, net of related expenses.
Reserve for Claims
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

Income Taxes
Deferred income tax assets and liabilities are recorded based upon the difference between the financial reporting and the tax reporting basis of assets and liabilities using enacted tax rates. To the extent that available evidence raises doubt about the realization of a deferred tax asset, a valuation allowance is established.
Net loss per share
Basic loss per share is computed by dividing net losses by the weighted average shares outstanding during the reporting period. Diluted loss per share is computed similar to basic loss per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period
Share-Based Awards
The Company utilizes the “intrinsic value method” under Accounting Principles Board Opinion No. 25 (APB No. 25) and related interpretations in accounting for stock options issued to employees, officers and directors under the Company’s equity compensation plans. Financial Accounting Standards Board (FASB) Statement No. 123, “Accounting for Stock-Based Compensation,” (SFAS 123) as amended requires the “fair value method” for recognition of cost on equity compensation plans similar to those used by the Company, however SFAS 123 is optional until the Company is required to adopt Statement No. 123 (R) as discussed in New Accounting Standards. The pro forma disclosures as if we had adopted the cost recognition requirements of SFAS 123 are immaterial for all years presented.
New Accounting Standards
In December 2004, the FASB issued Statement No. 123(R), “Share-Based Payment” (SFAS 123 (R)) to expand and clarify SFAS 123 in several areas. SFAS 123 (R) requires companies to measure the cost of employee services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost is recognized over the requisite service period (usually the vesting period) for the estimated number of instruments where service is expected to be rendered. SFAS 123 (R) becomes effective on January 1, 2006 and will be applied prospectively for stock options granted after the effective date and any unvested stock options at that date.
Although the Company’s management has not completed its analysis of SFAS 123 (R), the effect of this standard’s implementation will be the recognition of compensation expense associated with stock options. Previously, the Company has used the intrinsic-value method which did not result in expense recognition but, instead, required pro forma presentation of what compensation expense would have been recorded if the fair-value measurement and expense recognition provisions had been applied.
NOTE 2 – GOING CONCERN
The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and to generate positive cash flows to ensure the continuation of its business operations.
Refinancing Risk
We have $12,141,921 of convertible debt which matures in November 2006. The convertible debt is segregated into two parts: $11,038,780 of the convertible debt is convertible at $0.75 (14,718,373 shares) and $1,103,141 of the convertible debt is convertible at the substantially lower price of $0.20 (5,515,705 shares).
The refinancing risk related to the convertible debt can be resolved through a number of actions, of which management of the Company will actively seek including one (or several) of the following:
•	The convertible debt holders convert the debt into Common Stock

•	The convertible debt holders extend the maturity dates of the convertible debt

•	We refinance the convertible debt through existing or new investors

Working Capital Risk
The Company had negative cash flows from operations during the fiscal year of ($1,043,319) and an accumulated deficit of ($17,280,997) as of the December 31, 2005. The negative cash flow has resulted in working capital requirements for the upcoming year which reach beyond current cash balances.
A number of steps have been taken to improve our profitability and so our working capital situation, including:
•	We have improved the terms of our policies so that each policy will be more profitable, including:
o	7% premium increase

o	5% premium tax passed through to customers

o	Added 2.5% of premium fee for handling claims

o	$10 policy holder fee

o	Elimination of a 1.5% broker fee for reinsurance

o	Improved annual bonus commission for reaching certain loss goals
•	We have improved our marketing efforts in order to increase revenue to a profitable level, including several actions taken in February 2006:
o	We hired a Chief Marketing Officer

o	We entered into a three-year strategic partnership with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance
Also, if needed, we will solicit for additional capital through existing or new investors if our working capital situation has not improved through-out the year.
These factors raise substantial doubt about the Company’s ability to continue as a going concern, because there can be no assurances that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability
NOTE 3 – OTHER RECEIVABLES
Other receivables are summarized by major classifications as follows:

	December 31,	December 31,
	2005	2004
Property & casualty insurance company not acquired	$—	$2,303,333
Officer	—	46,069
Insurance carriers	181,408	(76,121)
Miscellaneous	23,870	18,669

	$205,278	$2,291,950

On March 31, 2004, the Company entered into a contract to purchase a property & casualty insurance company, subject to customary closing conditions and the approval of the acquisition by the state of domicile Department of Insurance. As of March 18, 2005, the Department of Insurance approval had not been received and the Company’s Board of Directors decided to no longer pursue this acquisition and the Company was therefore entitled to recover certain costs incurred in 2004 related to the acquisition. On April 11, 2005, the Company received approximately $2,300,000 which represented the agreed upon recoverable costs from the property & casualty insurance company not acquired.
At December 31, 2004, the Company had an account receivable from an officer for $46,069. The receivable had an interest rate of 5% per annum and was settled in fiscal year 2005.

NOTE 4 – PREPAID EXPENSES
Prepaid expenses are summarized by major classifications as follows:

	December 31,	December 31,
	2005	2004
Interest on November 11, 2004 convertible debt	$709,536	$1,456,575
Legal and other fees paid in conjunction with November 11, 2004 convertible debt	596,811	1,225,093
Interest on September 30, 2005 convertible debt	852,427	—
Miscellaneous	213,087	179,182

	$2,371,861	$2,860,850

NOTE 5 – LONG-LIVED ASSETS
Property and equipment are summarized by major classifications as follows:

	December 31,	December 31,
	2005	2004
Furniture and fixtures	$166,554	$72,841
Equipment	404,414	377,999
Software	2,295,803	2,277,678
Leasehold improvements	195,219	47,781

	3,061,990	2,776,299
Less: accumulated depreciation	(1,421,107)	(595,380)

	$1,640,883	$2,180,919

NOTE 6 – NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs are summarized as follows:

	December 31,	December 31,
	2005	2004
Beginning balance, net	$578,329	$—
Acquisition costs incurred	2,230,573	1,988,306
Amortization of acquisition costs	(1,804,851)	(1,409,977)

Ending balance, net	$1,004,051	$578,329

NOTE 7 – RESERVE FOR CLAIMS
The changes in the carrying amount for the reserve for claims are summarized as follows:

	December 31,	December 31,
	2005	2004
Beginning balance, net	$168,175	$167,844

Incurred losses related to:
Current year	1,700,124	1,405,200
Prior year	400,864	215,435

Total incurred	2,100,988	1,620,635

Paid losses related to:
Current year	(1,325,655)	(1,243,823)
Prior year	(565,935)	(376,481)

Total paid	(1,891,590)	(1,620,304)

Ending balance, net	$377,573	$168,175

Reserve for Claims is represented by:

	December 31,	December 31,
	2005	2004
Reported claims	$3,363	$10,870
Incurred but not reported claims	374,210	157,305

	$377,573	$168,175

NOTE 8 – DEBT
Notes Payable
On August 16, 2004, the Company raised $3,300,000 in a Secured Promissory Note. As part of the Company’s application to complete the insurance company acquisition, the Company needed to demonstrate the financial capability to make a capital contribution to the acquisition target. This loan provided standby financing in the event the Company could not raise additional capital. The note was at 18% interest. The note was due October 18, 2004, and was paid in full October 20, 2004.
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

The Company signed a note with a financial institution for $263,163 on March 23, 2005. The note was payable in 63 monthly installments, with the first three payments being interest only. The note was secured by business assets and a personal guarantee. The note was amended in December 2005 to remove the personal guarantee and eliminate a technical default on the loan. The forbearance agreement accelerated the maturity date to December 23, 2006, with a balloon payment at maturity. The bank retained its security interest in our business assets and also required the Company to restrict cash balances of $100,000 until the note is paid down. The interest rate on the note remained fixed at 6.75%. Interest on this note for the year ended December 31, 2005, was $12,527. The balance of this note at December 31, 2005, was $234,890.
Other Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at December 31, 2005 and 2004 was $20,196 and $25,703, respectively. Interest expense for the note was $3,631 and $4,380 for the years ended December 31, 2005 and 2004, respectively. The equipment financed secures the note.
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
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $11,038,780, with a non-recurring non-cash discount of these Convertible Debentures of $11,038,780, was recorded in the first quarter of 2005. These non-recurring non-cash discounts will be amortized over the life of the Debenture as an expense using the effective interest method. Amortization of this discount resulted in an expense of $46,570 for the year ended December 31, 2005. The non-recurring non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $11,038,780 which is due November 11 ($5,298,500) and 23 ($5,740,280) of 2006.
Under the terms of the Company’s convertible debentures, certain actions, or lack of actions, may constitute a default or breach under the convertible debentures or the Purchase Agreement associated with the issuance of the convertible debentures, including, but not limited to, failure to have a Registration Statement in place for the resale of the convertible securities, breach of representations in the Purchase Agreement, and the prohibition against incurring senior debt, including the secured note discussed above. The Company has not received any notice of default from a holder, and as noted below, has secured waivers from the holders with respect to the failure to timely complete a Registration Statement with the Securities and Exchange Commission, and has disclosed its actions in public filings, including the Company’s restated financial statements. However, there is no assurance that a holder will not take the position that the Company is in default of its convertible debentures resulting in the increase in the interest rate and mandatory prepayment of the convertible debentures.
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
At December 31, 2005, the annual maturities of capitalized leases and debt are as follows:

	Capitalized lease	Debt
2006	$6,762	$12,376,811
2007	7,354	—
2008	6,080	—

Less unamortized discount on convertible debt		(11,100,437)

	$20,196	$1,276,374

NOTE 9 – OTHER EXPENSES
Other expenses for the fiscal year are summarized as follows:

	December 31,	December 31,
	2005	2004
Liquidated damages — October 2003 Stock Purchase	$316,602	$401,646
Interest expense on March 23, 2005 note	12,527	—
Interest expense on August 16, 2004 note	—	38,709
Interest expense on August 31, 2004 note	—	77,000
Brokerage fees on August 31, 2004 note	—	230,000
Brokerage fees on November 2004 convertible	—	135,000
Interest expense on capitalized lease	3,630	4,380
Miscellaneous	2,822	9,976
Non Cash Expenses:
Amortization of fees on November 2004 convertible debt	628,282	31,470
Amortization of Prepaid Interest on November 2004 convertible debt	747,039	82,395
Amortization of discount on November 2004 convertible debt	46,570	—
Amortization on August 31, 2004 warrants	41,196	30,804
Amortization of Prepaid Interest on September 30, 2005 convertible debt	250,714	—
Amortization of discount on September 30, 2005 convertible debt	645	—
Loss on disposal	32,399	—

	$2,082,426	$1,041,380

Liquidated damages substantially decreased in the third quarter of 2005 due to a majority of the equity holders from the October 8, 2003, stock purchase waiving their rights to liquidating damages from August 1, 2005, forward.
NOTE 10 – LEASES
At December 31, 2005, we leased a 12,395 square foot office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease is accounted for as an operating lease.
Rental expense for office space and equipment was $195,466 and $108,656 for the fiscal years ending December 31, 2005 and 2004, respectively.
Future minimum lease payments required under various operating leases as of December 31, 2005 are as follows:

For the year ended December 31,
2006	$151,474
2007	151,474
2008	151,474
2009	147,732
2010	150,000
Thereafter	600,000

$1,352,154

NOTE 11 – NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Years Ended
	December 31,
	2005	2004
Net loss	$(8,017,062)	$(8,144,293)
Weighted average common shares outstanding	14,590,645	14,016,975

Dilutive effect of outstanding warrants and options	—	—
Diluted common shares	14,590,645	14,016,975

Basic net loss per share	$(0.55)	$(0.58)
Diluted net loss per share	$(0.55)	$(0.58)

No outstanding warrants or options were considered dilutive in fiscal 2005 because the Company had a net loss.
The following is schedule of potential dilution as of December 31, 2005

Issued, outstanding and exercisable at December 31, 2005	14,889,703

		Dollar	Exercise
		amount of	price/	Shares
		Convertible	Convertible	Outstanding/	Remaining
Instrument	Description	Debt	price	Exercisable	life (years)
Warrant	October 8, 2003 stock purchase	N/A	$1.90	578,947	0.8
Warrant	August 31, 2004 Convertible debt	N/A	$0.01	499,999	3.7
Convertible Debt	November 2004	11,038,780	$0.75	14,718,373	0.9
Warrant	November 2004 Convertible debt	N/A	$0.01	4,699,175	3.9
Convertible Debt	September 30, 2005	1,103,141	$0.20	5,515,705	0.9
Warrant	September 30, 2005 Convertible debt	N/A	$0.01	5,515,705	4.8
Warrant	Consulting Services	N/A	$3.00	240,000	0.9
Warrant	Consulting Services	N/A	$5.00	250,000	3.4
Warrant	Consulting Services	N/A	$6.00	250,000	3.4
Warrant	Consulting Services	N/A	$0.69	150,003	3.3

	Potential additional shares as of December 31, 2005			32,417,907

	Total potential shares as of December 31, 2005			47,307,610

The following table summarizes stock purchase warrant activity during 2004 and 2005:

			Weighted
			average
		Exercise	exercise
	Number of	price	price per
	shares	range	share
Outstanding at December 31, 2003	1,010,526	$0.87-$1.90	$1.59
Granted	6,503,618	$0.95-$6.00	$1.67
Exercised	(216,888)	$0.87-$1.90	$1.50
Canceled	(214,691)	$0.87	$0.87

Outstanding at December 31, 2004	7,082,565	$0.95-$6.00	$1.45
Granted	5,665,708	$0.01-$0.69	$0.03
Exercised	(407,407)	$0.01	$0.01
Canceled	(157,037)	$0.01-$3.00	$2.30

Outstanding at December 31, 2005	12,183,829	$0.01-$6.00	$0.39
NOTE 12 – COMMITMENTS AND CONTINGENCIES
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For years 2004 and after, the agreement calls for a minimum payment of $250,000, with royalties being paid on a sliding scale of 5% in excess of $5 million to 1% on annual premiums over $100 million. In addition, common stock purchase warrants are issued each year on a sliding scale of 25,000 warrants when annual premiums exceed $10 million up to 100,000 warrants when annual premiums exceed $100 million. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $316,180 and $275,328 for the years ended December 31, 2005 and 2004, respectively.
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 – JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The ultimate outcome of this suit or any litigation is uncertain. The Company believes that this action is without merit and intends to vigorously defend against the claims raised in this action.
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
In addition to the foregoing, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will no have a material adverse effect on it financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, the Company’s future results of operations or cash flow could be materially impacted in a particular period.
NOTE 13- RELATED PARTY TRANSACTIONS
At December 31, 2004, the Company had an accounts receivable from an officer for $46,069. The receivable had an interest of 5%. On June 2, 2005, the officer of the Company returned 94,000 shares of the Company’s common stock to the Company to pay the receivable balance of $70,500. The treasury stock was accounted for on the cost method and was valued at $0.75 per share, the closing price per share of the Company’s common stock on June 2, 2005, as listed on the over-the-counter bulletin board.
NOTE 14 – INCOME TAXES
The following table reconciles the U.S. federal statutory rate to the Company’s effective income tax rate for the fiscal years ended December 31:

	2005	2004
Federal statutory tax rate	-34.0%	-34.0%
Change in net deferred income tax assets, including effect of change in valuation allowance	34.0	34.0
Other	—	—

Effective income tax rate	0%	0%

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
NOTE 14 – INCOME TAXES (continued)
The primary components of the Company’s deferred income tax assets and liabilities are as follows at December 31:

	2005	2004
Deferred Income Tax Asset:
Reserve discounting	$—	$2,399
Policy acquisition costs capitalized for tax purposes	389,926	—
Net operating loss carryforward	3,014,204	2,963,293

Total deferred income tax assets	3,404,130	2,965,692

Valuation allowance	(2,920,277)	(2,769,060)

Net deferred income tax assets	483,853	196,632

Deferred Income Tax Liabilities:
Deferred policy acquisition costs	(341,377)	(196,632)
Depreciation	(142,476)	—

Total deferred income tax liabilities	(483,853)	(196,632)

Net deferred income taxes	$—	$—

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considered projected planning strategies in making this assessment. Due to the uncertainties related to the industry in which the Company operates, the tax benefit amounts of the above deferred tax assets net of deferred tax liabilities have been completely offset by a valuation allowance.
The Company has net operating losses for U.S. federal income tax purposes amounting to approximately $8,000,000, which expire in 2024 and 2025.
NOTE 15 – NON-QUALIFIED STOCK OPTION PLAN
On February 2, 2006 the Board of Directors adopted a resolution terminating all of the Company’s prior stock option plans. As a result, signed releases were obtained from individuals who may have been granted options under the plan.
On February 15, 2006 Board of Directors adopted a 2006 Stock Option Plan which provides for issuance of 2,500,000 shares.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
NOTE 16 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	company	Total
Fiscal 2005
Gross Revenue	$—	$1,190,764	$3,247,963	$4,438,727
Operating income (loss)	$(1,166,289)	$(4,928,639)	$68,122	$(6,027,346)
Operating income (loss)%	0.0%	-413.9%	2.1%	-135.8%
Total assets	$3,551,393	$3,615,741	$2,250,517	$9,417,651

Fiscal 2004
Gross Revenue	$—	$1,930,645	$2,293,533	$4,224,178
Operating income (loss)	$(3,919,317)	$(3,281,110)	$30,254	$(7,170,173)
Operating income (loss)%	0.0%	-169.9%	1.3%	-169.7%
Total assets	$9,560,180	$4,499,523	$803,807	$14,863,510
NOTE 17 – SUBSEQUENT EVENTS
•	Chief Marketing Officer — On February 9, 2006, the Company entered into an Employment Agreement with Christopher Edgar (the “Edgar Agreement”), our Chief Marketing Officer. The Edgar Agreement has an initial two-year term ending on January 19, 2008 and shall renew for successive periods of one year unless terminated by either party at least 90 days prior to the end of any term. Pursuant to the Edgar Agreement, Mr. Edgar will not be paid a base salary, but will be eligible for cash bonuses as determined by the Board of Directors of the Company. As part of his compensation, Mr. Edgar is entitled to be granted 2,000,000 shares of the Company’s common stock pursuant to a restricted stock agreement (the “Initial Restricted Shares”) and stock options to purchase up to 500,000 shares of the Company’s common stock pursuant to a nonstatutory stock option plan to be adopted by the Company’s Board of Directors (the “Initial Option Grant”). The Initial Restricted Shares were issued to Mr. Edgar on February 9, 2006 pursuant to a Restricted Stock Agreement. Pursuant to the Restricted Stock Agreement, 500,000 shares of the Initial Restricted Shares shall vest, subject to Mr. Edgar’s continuous status as an employee of the Company on such dates, on each of March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006. The Initial Restricted Shares become fully vested upon a change of control (as defined in the Restricted Stock Agreement). Additionally, the vesting of certain Initial Restricted Shares may be accelerated upon the termination of Mr. Edgar’s employment in certain circumstances as set forth in the Edgar Agreement. Pursuant to the Edgar Agreement, Mr. Edgar is also entitled to receive an additional grant of 1,000,000 shares of restricted common stock (the “Additional Restricted Shares”) and options to purchase an additional 500,000 shares of common stock (the “Additional Option Grant”) on or prior to January 2, 2007, subject to Mr. Edgar’s continuous status as an employee of the Company on such date. The Additional Restricted Shares shall vest, subject to Mr. Edgar’s continuous status as an employee of the Company on such dates, as follows: 250,000 shares on each of March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. The terms applicable to the Additional Restricted Shares, including the acceleration of vesting, shall be substantially similar to those of the Initial Restricted Shares. Shares subject to the Additional Option Grant shall vest according to the following schedule, subject to Mr. Edgar’s continuous status as an employee of the Company on such dates: 125,000 shares vest on each of March 31, 2007, June 30, 2007, September 30, 2007 and December 31, 2007. The terms applicable to the Additional Option Grant, including the acceleration of vesting, shall be substantially similar to those of the Initial Option Grant. In the event that a change of control (as defined in the Edgar Agreement) occurs prior to the grant of the Additional Restricted Shares and the Additional Option Grant, such grants shall be made prior to such change of control.

HARTVILLE GROUP, INC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2005 AND 2004
•	ASPCA strategic partnership — On February 23, 2006 the Company has entered into a three-year strategic partnership with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their more than one million loyal supporters, we entered into an agreement with ASPCA. Under this agreement, we are obligated to pay $83,750 in royalties per quarter.

Exhibit Index

Exhibit No.	Description
EX 21	List of Subsidiaries

EX 31.1	Certification

EX31.2	Certification

EX32.1	Certification