Form 10QSB
period 2006-03-31
HARTVILLE GROUP INC
filed 2006-05-15
CIK 1126960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-51993
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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of the issuer’s common stock, par value $.001, outstanding as of May 10, 2006: 19,630,508 shares
Transitional Small Business Disclosure Format            YES ☐ NO ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2006 (Unaudited) and December 31, 2005

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,873,731	$4,125,579
Other receivables	203,175	205,278
Prepaid expenses	1,690,650	2,371,861
Property and equipment — net	1,436,005	1,640,883
Deferred policy acquisition costs — net	918,576	1,004,051
Licensing fees, less accumulated amortization of $52,314 and $52,060	2,175	2,429
Other assets	67,508	67,570

Total Assets	$7,191,820	$9,417,651

	March 31,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$275,943	$556,300
Reserve for claims	403,231	377,573
Premium deposits	1,695,535	1,691,743
Unearned commissions	11,407	20,245

Debt (March 31, 2006 was offset by discount of $10,839,302 on convertible securities issued in 2004 and $106,259 on convertible securities issued on September 30, 2005; December 31, 2005 was offset by discount of $10,992,210 on convertible securities issued in 2004 and $108,227 on convertible securities issued on September 30, 2005)	1,435,570	1,296,570

Total Liabilities	3,821,686	3,942,431

Stockholders’ Equity
Common stock, 50,000,000 shares authorized:
$.001 par value; 19,724,508 issued and 19,630,508 outstanding at March 31, 2006 and 14,983,709 issued and 14,889,703 outstanding at December 31, 2005	19,725	14,984
Additional paid in capital	23,181,884	22,811,733
Retained deficit	(19,760,975)	(17,280,997)
Less: treasury stock at cost, 94,000 shares	(70,500)	(70,500)

	3,370,134	5,475,220

Total Liabilities and Stockholders’ Equity	$7,191,820	$9,417,651

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2006 and 2005
Unaudited

	March 31,	March 31,
	2006	2005
Premiums	$916,975	$834,193
Losses	(519,418)	(708,938)
Ceded costs	(292,362)	(249,831)

Reinsurance income (loss)	105,195	(124,576)

Commission income	419,657	256,603
General and administrative expenses	(2,309,960)	(1,757,556)

Operating loss	(1,785,108)	(1,625,529)

Other income	19,465	40,280
Other expenses	(714,335)	(508,654)

Loss before taxes	(2,479,978)	(2,093,903)

Provision for taxes	—	—

Net loss	$(2,479,978)	$(2,093,903)

Net loss per common share	$(0.14)	$(0.14)

Weighted average common shares outstanding	17,594,256	14,576,296
See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2006 and 2005
Unaudited

	March 31,	March 31,
	2006	2005
Cash flows from (for) operating activities
Net Loss	$(2,479,978)	$(2,093,903)
Adjustments to derive cash flows:
Depreciation	211,099	214,700
Amortization	127,769	89,037
Loss on disposal of property and equipment	—	32,399
Share-based compensation	372,892	—
Amortization of discount on debt	154,876	163
Changes in operating assets and liabilities
Commissions receivable	—	(49,997)
Other receivables	2,103	(488,575)
Prepaid expenses	681,211	477,463
Accounts payable and accrued expenses	(280,357)	(259,397)
Premium deposits	3,792	559,471
Unearned commission	(8,838)	(548)
Reserve for Claims	25,658	158,939

Net Cash for Operating Activities	(1,189,773)	(1,360,248)

Cash Flows from (for) Investing Activities
Deferred policy acquisition costs	(42,040)	(482,793)
Additions to property and equipment	(6,159)	(291,938)
Other	—	11,060

Net Cash for Investing Activities	(48,199)	(763,671)

Cash Flows from (for) Financing Activities
Proceeds from notes payable	—	263,163
Payments on notes payable	(15,876)	(1,407)
Proceeds from issuance of common stock to employee	2,000	—

Net Cash from (for) Financing Activities	(13,876)	261,756

Net Decrease in Cash and Cash Equivalents	(1,251,848)	(1,862,163)

Cash and Cash Equivalents — Beginning of period	4,125,579	6,104,053

Cash and Cash Equivalents — End of period	$2,873,731	$4,241,890

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2006 (Unaudited) and Year Ended December 31, 2005

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2004	14,576,296	14,576	12,656,372	(9,263,935)	—	3,407,013
Beneficial conversion and repricing impact on convertible securities			10,155,769			10,155,769
Warrants issued for services					(70,500)	(70,500)
Stock issued for cashless warrant	407,407	408	(408)			—
Net loss				(8,017,062)		(8,017,062)

Balance December 31, 2005	14,983,703	14,984	22,811,733	(17,280,997)	(70,500)	5,475,220
Issuance of stock to employee for services	2,000,000	2,000	90,000			92,000
Options issued to employees for services			253,660			253,660
Warrants issued to non-employees for services			29,232			29,232
Stock issued for cashless warrant	2,740,805	2,741	(2,741)			—
Net loss				(2,479,978)		(2,479,978)

Balance March 31, 2006	19,724,508	19,725	23,181,884	(19,760,975)	(70,500)	3,370,134

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Hartville Group, Inc. (the Company) was incorporated in the State of Nevada on February 1, 2001 as a holding company. Hartville’s subsidiaries include: Petsmarketing Insurance.com Agency, Inc. (Petsmarketing), incorporated in the state of Ohio on March 27, 2000; Hartville Re formerly known as Hartville Insurance Company, LTD, which was incorporated in the Cayman Islands on October 19, 2001 and Wag N Pet, Inc., formed in the state of Texas in July 2004. The Company is organized into three reportable segments: the holding company (Hartville Group, Inc.), the insurance agency (Petsmarketing), and the reinsurance company (Hartville Re formerly known as Hartville Insurance Company, LTD). We have been in the pet insurance business since 1997.
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
The results of operations for the three months ended March 31, 2006, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2006. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2005.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings (losses), financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.
Revenue Recognition Policies
The Company derives revenue from insurance policies sold to dog and cat owners by charging a commission percentage for making the sale through its subsidiary Petsmarketing. The Company also derives revenue from the earned premium as a result of providing reinsurance coverage to the primary insurance carrier through the Company’s reinsurance subsidiary, Hartville Re.
Premiums are earned on a pro-rata basis over the period of the annual insurance policies sold to dog and cat owners. The monthly earned premium recognition begins when the policy becomes effective, which is when the first payment is received on a policy.
Commission income is generally recognized as revenue on the effective dates of the related monthly insurance premium installments. Adjustments to commission revenue related to premium adjustments, including policy cancellations, are recorded as they occur. Performance based commissions, such as a sliding scale commission, are recognized when earned based on the profitability experience of the underlying insurance policies.
Financial Instruments and Concentration of Credit Risks

The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, commission and other receivables, accounts payable and debt approximates their fair value.
During the three months ended March 31, 2006 and 2005, the Company had deposits in banks in excess of the FDIC limit.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Trust Funds
Under the terms of the BAA Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $418,690 and $88,690 in trust funds at March 31, 2006 and 2005, respectively.
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance and repair costs and minor renewals are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $211,099 and $214,700 for the three months ended March 31, 2006 and 2005, respectively.
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
The Company adopted FAS No. 123(R), “Share-Based Payments,” effective January 1, 2006. The Company recognized $372,892 in total share-based compensation expense during the first quarter of 2006. See Note 14 for more information on share-based compensation. Previously, for share-based payments made to non-employees the Company used EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
NOTE 2 — GOING CONCERN
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
The refinancing risk related to the convertible debt can be resolved through a number of actions, of which management continues to actively seek including one (or several) of the following:
•	The convertible debt holders convert the debt into Common Stock

•	The convertible debt holders extend the maturity dates of the convertible debt

•	We refinance the convertible debt through existing or new investors
Working Capital Risk
The Company had negative cash flows from operations during the three months ended March 31, 2006 of ($1,189,773) and an accumulated deficit of ($19,760,975) as of March 31, 2006. The negative cash flow has resulted in working capital requirements for the upcoming year which reach beyond current cash balances.
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
The refinancing and working capital risks raise substantial doubt about the Company’s ability to continue as a going concern, because there can be no assurance that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.

NOTE 3 — OTHER RECEIVABLES
Other receivables are summarized by major classifications as follows:

	March 31,	December 31,
	2006	2005
Insurance carriers	$87,110	$181,408
Miscellaneous	116,065	23,870

	$203,175	$205,278

NOTE 4 — PREPAID EXPENSES
Prepaid expenses are summarized by major classifications as follows:

	March 31,	December 31,
	2006	2005
Interest on November 11, 2004 convertible debt	$516,554	$709,536
Fees paid in conjunction with November 11, 2004 convertible debt	447,608	596,811
Interest on September 30, 2005 convertible debt	639,320	852,427
Miscellaneous	87,168	213,087

	$1,690,650	$2,371,861

NOTE 5 — LONG-LIVED ASSETS
Property and equipment are summarized by major classifications as follows:

	March 31,	December 31,
	2006	2005
Furniture and fixtures	$166,554	$166,554
Equipment	409,278	404,414
Software	2,297,098	2,295,803
Leasehold improvements	195,219	195,219

	3,068,149	3,061,990
Less: accumulated depreciation	(1,632,144)	(1,421,107)

	$1,436,005	$1,640,883

NOTE 6 — NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs are summarized as follows:

	March 31,	December 31,
	2006	2005
Beginning balance, net	$1,004,051	$578,329
Acquisition costs incurred	42,040	2,230,573
Amortization of acquisition costs	(127,515)	(1,804,851)

Ending balance, net	$918,576	$1,004,051

NOTE 7 — RESERVE FOR CLAIMS
The changes in the carrying amount for the reserve for claims for the three months ended March 31, 2006 and for the year ended December 31, 2005 are summarized as follows:

	March 31,	December 31,
	2006	2005
Beginning balance, net	$377,573	$168,175

Incurred losses related to:
Current year	192,547	1,700,124
Prior year	326,871	400,864

Total incurred	519,418	2,100,988

Paid losses related to:
Current year	(24,845)	(1,325,655)
Prior year	(468,915)	(565,935)

Total paid	(493,760)	(1,891,590)

Ending balance, net	$403,231	$377,573

Reserve for Claims is represented by:

	March 31,	December 31,
	2006	2005
Reported claims	$4,705	$3,363
Incurred but not reported claims	398,526	374,210

	$403,231	$377,573

NOTE 8 — DEBT
Notes Payable
On August 31, 2004, Hartville Group entered into a security purchase agreement with an investment fund. The security purchase agreement was for convertible debt with a face value of $3,000,000. The debt was at 10% annual interest due monthly. The debt was convertible into common shares at maturity, on November 18, 2004, at a price per share of $1. The holder of the note could not convert to common shares until maturity and the Company could repay the debenture at any time before maturity thus avoiding conversion into shares. This convertible debt was repaid in full on November 11, 2004, out of the Company’s issuance of new convertible debentures discussed below. Attached to this convertible debenture were five-year warrants for 499,999 shares exercisable at a price of $4.25 per share which provided for repricing triggered by subsequent equity issuance. The exercise price of these warrants was reset to $0.95 per share as a result of the November 2004 Convertible Debenture transaction (see below). This repricing resulted in a beneficial discount on the warrants issued in connection with the August 31, 2004, Convertible Debenture. This beneficial discount has been reflected as a non-recurring non-cash interest expense of $30,804 with the corresponding adjustment to paid-in capital for the fiscal year ended December 31, 2004. Due to repricing negotiations these warrants were repriced to $0.75 on July 29, 2005 and then repriced to $0.01 on September 30, 2005, resulting in additional Other Expense of $41,196 for the third quarter of 2005.
The Company signed a note with a financial institution for $263,163 on March 23, 2005. The note was payable in 63 monthly installments, with the first three payments being interest only. The note was secured by business assets and a personal guarantee. The note was amended in December 2005 to remove the personal guarantee and eliminate a technical default on the loan. The forbearance agreement accelerated the maturity date to December 23, 2006, with a balloon payment at maturity. The bank retained its security interest in our business assets and also required the Company to restrict cash balances of $100,000 until the note is paid down. The interest rate on the note remained fixed at 6.75%. Interest on this note for the three months ended March 31, 2006, was $3,887. The balance of this note at March 31, 2006 and 2005 was $221,018 and $263,163, respectively.

Other Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at March 31, 2006 and 2005 was $18,192 and $24,395, respectively. Interest expense for the note was $280 and $975 for the three months ended March 31, 2006 and 2005, respectively. The equipment financed secures the note.
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
NOTE 9 — OTHER EXPENSES
Other expenses are summarized as follows:

	For the Three Months Ended
	March 31,	March 31,
	2006	2005
Liquidated damages — October 2003 Stock Purchase	$—	$136,787
Interest expense on March 23, 2005 note	3,887	—
Interest expense on capitalized lease	280	975
Miscellaneous	—	51
Non Cash Expenses:
Amortization of fees on November 2004 convertible debt	149,203	157,070
Amortization of Prepaid Interest on November 2004 convertible debt	192,982	181,209
Amortization of discount on November 2004 convertible debt	152,908	163
Amortization of Prepaid Interest on September 30, 2005 convertible debt	213,107	—
Amortization of discount on September 30, 2005 convertible debt	1,968	—
Loss on disposal of property and equipment	—	32,399

	$714,335	$508,654

Liquidated damages substantially decreased due to a majority of the equity holders from the October 8, 2003, stock purchase waiving their rights to liquidating damages from August 1, 2005, forward.
NOTE 10 — LEASES
At March 31, 2006, we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease is accounted for as an operating lease.
Rental expense for office space and equipment was $45,535 and $43,170 for the three months ending March 31, 2006 and 2005, respectively.
NOTE 11 — NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Three Months Ended
	March 31,
	2006	2005
Net loss	$(2,479,978)	$(2,093,903)
Weighted average common shares outstanding	17,594,256	14,576,296

Dilutive effect of outstanding warrants and options	—	—
Diluted common shares	17,594,256	14,576,296

Basic net loss per share	$(0.14)	$(0.14)
Diluted net loss per share	$(0.14)	$(0.14)

No outstanding warrants or options were considered dilutive in fiscal 2005 because the Company had a net loss.
The following is a schedule of potential dilution as of March 31, 2006. According to the Restricted Stock Agreement between the Company and Christopher Edgar, executed February 9, 2006, the Company was required to issue 2,000,000 shares to Mr. Edgar (500,000 issued March 31, 2006; 1,500,000 issued April 4, 2006). These 2,000,000 shares are included in the schedule of potential dilution as of March 31, 2006.

Outstanding and exercisable at March 31, 2006	19,630,508

		Dollar	Exercise
		amount of	price/
		Convertible	Convertible	Shares	Remaining
Instrument	Description	Debt	price	Exercisable	life (years)
Warrant	October 8, 2003 stock purchase	N/A	$1.90	578,947	0.5
Warrant	August 31, 2004 Convertible debt	N/A	$0.01	499,999	3.4
Convertible Debt	November 2004	11,038,780	$0.75	14,718,373	0.7
Warrant	November 2004 Convertible debt	N/A	$0.01	3,365,841	3.7
Convertible Debt	September 30, 2005	1,103,141	$0.20	5,515,705	0.7
Warrant	September 30, 2005 Convertible debt	N/A	$0.01	4,016,872	4.5
Warrant	Consulting Services	N/A	$5.00	250,000	3.2
Warrant	Consulting Services	N/A	$6.00	250,000	3.2
Warrant	Consulting Services	N/A	$0.69	200,000	3.0
Options	Employee options	N/A	$0.33	1,364,500	10.0

	Potential additional shares as of March 31, 2006			30,760,237

	Total potential shares as of March 31, 2006			50,390,745

     The following table summarizes stock purchase warrant activity during the three months ended March 31, 2006 and the year ended December 31, 2005 and 2004:

			Weighted
			average
			exercise
	Number of	Exercise	price per
	shares	price range	share
Outstanding at December 31, 2003	1,010,526	$0.87-$1.90	$1.59
Granted	6,503,618	$0.95-$6.00	$1.67
Exercised	(216,888)	$0.87-$1.90	$1.50
Canceled	(214,691)	$0.87	$0.87

Outstanding at December 31, 2004	7,082,565	$0.95-$6.00	$1.45
Granted	5,665,708	$0.01-$0.69	$0.03
Exercised	(407,407)	$0.01	$0.01
Canceled	(157,037)	$0.01-$3.00	$2.30

Outstanding at December 31, 2005	12,183,829	$0.01-$6.00	$0.39
Granted	49,997	$0.69	$0.69
Exercised	(2,740,805)	$0.01	$0.01
Canceled	(331,362)	$0.01-$3.00	$2.18

Outstanding at March 31, 2006	9,161,659	$0.01-$6.00	$0.44

NOTE 12 — COMMITMENTS AND CONTINGENCIES
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For 2006, the agreement calls for a minimum payment of $265,000, with royalties being paid on a sliding scale of 5% in excess of $5.3 million to 1% on annual premiums over $100 million. In addition, common stock purchase warrants are issued each year on a sliding scale of 25,000 warrants when annual premiums exceed $10 million up to 100,000 warrants when annual premiums exceed $100 million. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $95,672 and $76,904 for the three months ended March 31, 2006 and 2005, respectively.
On February 23, 2006 the Company has entered into a three-year strategic partnership with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their more than one million loyal supporters. Under this agreement, we are obligated to pay a minimum royalty of $83,750 per quarter ($335,000 per year). The agreement provides for additional royalties based on the number of quotes and policies issued through ASPCA related marketing campaigns. The additional royalties are only payable if they exceed the minimum royalty of $335,000 per year. Amounts expensed under this agreement were $55,833 for the three months ended March 31, 2006.
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 – JR. Also named as defendants in the lawsuit are Petsmarketing; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The ultimate outcome of this suit or any litigation is uncertain. The Company believes that this action is without merit and intends to vigorously defend against the claims raised in this action.
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
NOTE 13 — RELATED PARTY TRANSACTIONS
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
NOTE 14 — SHARE-BASED COMPENSATION
Employee Share-Based Compensation
Pursuant to the Restricted Stock Agreement between the Company and Christopher Edgar, executed February 9, 2006, 2,000,000 shares of restricted stock were granted to Christopher Edgar effective January 20, 2006. The 2,000,000 shares vest equally at 500,000 on March 31, 2006; June 30, 2006; September 30, 2006 and December 31, 2006. The Company valued the 2,000,000 shares at $360,000 and will expense the shares as they vest equally at $90,000 on March 31, 2006; June 30, 3006; September 30, 2006 and December 31, 2006.

Employee Share-Based Options
Effective January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment.” At March 31, 2006, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $253,660 during the first quarter of 2006. The Company did not recognize an income tax benefit during the first quarter of 2006.
The fair value of the Company’s employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all options granted during the quarter:

FAS No. 123R
Expense
2006
Risk-free interest rate	4.69%
Expected life of options	1 year
Expected dividend yield of stock	0%
Expected volatility of stock	152%
Forfeiture rate	0%
2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. The 2006 Stock Option Plan was adopted during February 2006 to replace the Company’s 2004 and 2002 Stock Option Plans that were terminated in February 2006; as a result, signed releases were obtained from individuals who may have been granted options under the plan. The number of shares which may be awarded under the 2006 Stock Option Plan will not exceed 2,500,000 shares. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. All the options outstanding at March 31, 2006 vest by December 31, 2006. There were 423,000 options remaining in the 2006 Stock Option Plan at March 31, 2006.
A summary of the Company’s non-qualified share-based option activity and related information for the quarter ended March 31, 2006 is shown in the following table:

	2006
		Weighted-
		Average
	Optioned	Exercise
	Shares	Price
Outstanding beginning of quarter	—
Granted	2,077,000.00	$0.33
Exercised	—
Forfeited	—
Expired	—

Outstanding end of quarter	2,077,000	$0.33

Exercisable at end of quarter	1,364,500
A summary of outstanding and exercisable options at March 31, 2006 is as follows:

Outstanding			Exercisable
Weighted-
	Weighted-	Average		Weighted-
	Average	Remaining		Average
Optioned	Exercise	Contractual	Optioned	Exercise
Shares	Price	Life (years)	Shares	Price
2,077,000	$0.33	10	1,364,500	$0.33
A summary of the status of the Company’s non-vested shares as of March 31, 2006. and changes during the three months ended March 31, 2006 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	—	$—
Granted	2,077,000	$386,114
Vested	(1,364,500)	$(253,660)
Forfeited	—	$—

Nonvested at March 31, 2006	712,500	$132,454
As of March 31, 2006, there was $132,454 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remainder of 2006.
Non-Employee Share-Based Compensation
Effective January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment.” Previously, for share-based payments made to non-employees the Company used EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Total share-based expense, recognized in general and administrative expenses, aggregated $29,232 during the first quarter of 2006 for 200,000 warrants issued to the Company’s investor relations firm.
The fair value of the Company’s employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all warrants granted during the quarter:

FAS No. 123R
Expense
2006
Risk-free interest rate	3.32% - 4.82%
Expected life of options	1 year
Expected dividend yield of stock	0%
Expected volatility of stock	75% - 385%
Forfeiture rate	0%

NOTE 15 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	company	Total
Three Months Ended March 31, 2006
Gross Revenue	$—	$419,657	$916,975	$1,336,632
Operating income (loss)	$(216,671)	$(1,632,055)	$63,618	$(1,785,108)
Operating income (loss) %	0.0%	-388.9%	6.9%	-133.6%
Total assets	$2,084,770	$3,027,973	$2,079,077	$7,191,820

Three Months Ended March 31, 2005
Gross Revenue	$—	$256,603	$834,193	$1,090,796
Operating income (loss)	$(247,997)	$(1,238,859)	$(138,673)	$(1,625,529)
Operating income (loss) %	0.0%	-482.8%	-16.6%	-149.0%

December 31, 2005
Total assets	$3,551,393	$3,615,741	$2,250,517	$9,417,651

Item 2. Management’s Discussion and Analysis or Plan of Operations
The following discussion of the financial condition and results of operations of Hartville Group should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
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
The refinancing risk related to the convertible debt can be resolved through a number of actions, of which management continues to actively seek including one (or several) of the following:
•	The convertible debt holders convert the debt into Common Stock

•	The convertible debt holders extend the maturity dates of the convertible debt

•	We refinance the convertible debt through existing or new investors
Working Capital Risk
The Company had negative cash flows from operations during the three months ended March 31, 2006 of ($1,189,773) and an accumulated deficit of ($19,760,975) as of March 31, 2006. The negative cash flow has resulted in working capital requirements for the upcoming year which reach beyond current cash balances.
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
The refinancing and working capital risks raise substantial doubt about the Company’s ability to continue as a going concern, because there can be no assurance that the Company’s planned activities will be successful, or that the Company will ultimately attain profitability.
Results of Operations
Three months ended March 31, 2006 compared to three months ended March 31, 2005
Total premiums were $1,831,488 of which $916,975 was retained by Hartville Re for the three months ending March 31, 2006, compared to the three months ending March 31, 2005, where total premiums were $1,506,306 of which Hartville Re retained $834,193. The premium amount retained increased by $82,782 (10%) which was due primarily to the increase in total premiums. The number of pets insured at March 31, 2006, was 24,687, an increase of 331 (1.4%) pets for the three months ending March 31, 2006. The number of pets insured at March 31, 2005, was 21,213 for an increase of 309 (1.5%) pets for the three months ending March 31,

2005. Total premiums for the three months ending March 31, 2006 are more than the comparative period of 2005 due to an increase of 3,474 (16%) of pets insured and also an increase in the average premium per pet.
Losses for the three months ending March 31, 2006 of $519,418 were $189,520 (27%) lower than losses of $708,938 for the comparative period of 2005. The higher losses for the three months ending March 31, 2005 were mainly from increased reserve for losses since Hartville Re went from 0% reinsurance on new and renewal business at December 31, 2004 to 50% reinsurance on all business starting February 1, 2005.
Ceded costs for the three months ending March 31, 2006 of $292,362 were $42,531 (17%) higher than ceded costs of $249,831 for the comparative period of 2005. The higher ceded cost was a result of the higher retained premium and the 2.5% increase in commission.
Commission income earned by Petsmarketing of $419,657 for the three months ending March 31, 2006 was $163,054 (64%) higher than commission income earned of $256,603 for the comparative period of 2005. This increase in commission income was due to the increase in total premiums, the increase of 2.5% commission rate, the implementation of the $10 annual policy holder fee, and the 5% premium tax passed through to customers, which was previously paid by Petsmarketing.
General and administrative expenses of $2,309,960 for the three months ending March 31, 2006 were $552,404 (31%) higher than general and administrative expenses of $1,757,556 for the comparative period of 2005.
General and administrative expenses increased due primarily to the following factors, including:
•	Marketing expenses increased $202,000 due to testing in various markets

•	Compensation increased by
o	$264,000 due to the valuation and expensing of 1,364,500 vested options to employees

o	$90,000 due to the valuation and expensing of 2,000,000 shares of restricted stock issued to an employee

•	Contract personnel expense decreased $42,000 due to changed hiring practices and reduced usage of temporary personnel agencies
Other income decreased $20,815 (52%) to $19,465 for the three months ending March 31, 2006 from $40,280 for the comparative period of 2005. Other income consists primarily of interest income on cash accounts.
Other expenses increased $205,681 (40%) to $714,335 for the three months ending March 31, 2006 from $508,654 for the comparative period of 2005. The increase in other expenses was primarily from the amortization of prepaid interest on the September 30, 2005 convertible debt and the amortization of the discount of debt from the November 2004 convertible debt. A detailed schedule is included in Note 9 of the consolidated financial statements.
Three months ended March 31, 2005 compared to three months ended March 31, 2004
Results of Operations
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
Commissions earned by Petsmarketing Insurance.com for the three months ended March 31, 2005 was $256,603. This compares to commissions earned of $527,367 for the three months ended March 31, 2004. Commissions retained by the Agency were 20% for the three-month period ended March 31, 2005 compared to 30% for the three months ended March 31, 2004.
Operating expenses were $2,873,395 for the three-month period ended March 31, 2005 compared to operating expenses of $1,271,398 for the three months ended March 31, 2004. Operating Expenses increased due to a number of factors, including:
•	Increased employment costs due to an increase in staff hired in the forth quarter of 2004.

•	Amortization of a proprietary software system which the company began amortizing in July 2004.
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
We have suffered recurring losses from operations and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern. The primary uncertainty that has an impact on both short-term and long-term liquidity is the availability of financing for the Company as it continues to develop its customer base, in particular, the refinancing risk associated with the November 2006 maturity of our convertible debentures. The Company continues to explore alternatives to resolve its short and long term liquidity requirements, including refinancing its debt, converting debt to equity, conducting additional equity financings, or a combination thereof.
Sources and Uses of Cash — Operations
Net cash for operating activities increased $170,475 (13%) to $(1,189,773) for the three months ended March 31, 2006 from $(1,360,248) for the comparable period of 2005. Net cash for operating activities increased due to a number of factors, including:
•	Prepaid expenses increased $204,000 as a result of amortizing prepaid interest on the September 30, 2005 convertible debt

•	Amortization of discount of the November 2004 convertible debt increased $155,000. The discount is being amortized under the effective interest rate method, which has the effect of gradually increasing until maturity (November 2006).

•	Share-based compensation increased $373,000 due to the valuation and expensing of:
o	2,000,000 shares of restricted stock issued to an employee

o	1,364,500 vested options issued to employees

o	200,000 warrants issued to the Company’s investor relations firm
     These increases were off- set by several decreasing items, including:
•	Reserve for claims decreased $133,000 from the higher losses for the three months ending March 31, 2005, which were mainly from increased reserve for losses since Hartville Re went from 0% reinsurance on new and renewal business at December 31, 2004 to 50% reinsurance on all business starting February 1, 2005.

•	Net loss decreased $386,000 which is explained in the Results of Operations section

•	Loss on disposal of property and equipment decreased $32,399 (100%) due to the Company moving to a new office and closing the office it was previously located at in March 2005
Sources and Uses of Cash — Investing
Net cash for investing activities increased $715,472 (94%) to $(48,199) for the three months ended March 31, 2006 from $(763,671) for the comparable period of 2005. Net cash for operating activities increased due to a number of factors, including:
•	Deferred policy acquisition costs decreased $440,753 (91%) due to the Company change in its marketing approach

•	Additions to property and equipment decreased $285,779 (98%) due to the Company having leasehold improvements for the new office, which it moved to in March 2005
Sources and Uses of Cash — Financing
Net cash for financing activities decreased $275,632 (105%) to $(13,876) for the three months ended March 31, 2006 from $261,756 for the comparable period of 2005. The decrease resulted from the proceeds received of $263,163 in March 2005 from the note to a financial institution.
On October 17, 2003, the Company completed a $5,000,000 private placement of its common stock. Pursuant to the purchase agreement, the Company was required to register the shares of common stock purchased by the investors and the shares of common stock issuable upon exercise of the warrants within six months after the closing of the transaction. As of September 30, 2005, the Company had not registered the shares. As a result of the failure of the Company to register the shares within the six month period, the Company is obligated, pursuant to the purchase agreement, to pay liquidated damages to the investors in the amount of 12% of the purchase price per annum until such time as the shares are registered. A majority of these equity holders waived their rights to liquidated damages from August 1, 2005 forward.
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
The debenture holders have agreed to waive their rights to liquidated damages due to the Company’s failure to have a registration statement effective by September 30, 2005, and to waive all registration obligations until the maturity of the debentures in November 2006, at which point the underlying shares will become freely tradable without restriction under Rule 144(k), provided that the Company use its “best efforts” to cause the underlying shares to be registered as soon as possible. In exchange for this waiver, the Company has granted the holders new “payment in kind” (PIK), convertible debentures, which effectively increase the future interest rate from the original prepaid 7% coupon, to a prepaid 15% rate. These new debentures are convertible into the Company’s stock at $.20 per share. In addition to the PIK debentures, the Company also agreed to reset the exercise price of the warrants associated with the original debentures to $.01 per share, as well as granting new warrants related to the PIK debentures at the same exercise price. No adjustment was made to the conversion price of the original debentures, currently set at $.75 per share.
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
Cash Management

Due to the fact that Hartville Re is reinsuring policies generated from January 1, 2005 to December 31, 2006, at 50% reinsurance, the Company has posted a letter of credit of $500,000. The letter of credit was a requirement placed on the Company by the insurance carrier.
In addition, the Company has posted a letter of credit for $171,798 which relates to policies that had been written from July 1, 2004 through August 15, through a previous insurance carrier. The Company is in the process of removing or reducing the letter of credit requirements with this previous insurance carrier.
Finally, the Company has posted a letter of credit for $150,000 which relates to policies that had been written from April 1, 2003 through June 30, 2004, through a previous insurance carrier. The Company is in the process of removing or reducing the letter of credit requirements with this previous insurance carrier.
Under the terms of the BAA Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $418,690 and $88,690 in trust funds at March 31, 2006 and 2005, respectively.

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

		Favorable Claims	Unfavorable Claims
	As Reported	Loss Ratio	Loss Ratio
Premiums	$916,975	$916,975	$916,975
Losses	(519,418)	(281,387)	(678,105)
Ceded costs	(292,362)	(490,721)	(292,362)

Reinsurance results	105,195	144,867	(53,492)

Commission income	419,657	513,567	419,657
General and administrative	(2,309,960)	(2,309,960)	(2,309,960)

Operating (loss) income	(1,785,108)	(1,651,526)	(1,943,795)

Other income	19,465	19,465	19,465
Other expense	(714,335)	(714,335)	(714,335)

(Loss) income before taxes	(2,479,978)	(2,346,396)	(2,638,665)

Provision for taxes	—	—	—

NET (LOSS) INCOME	$(2,479,978)	$(2,346,396)	$(2,638,665)

Net (loss) income per common share	$(0.14)	$(0.13)	$(0.15)

Weighted average common shares outstanding	17,594,256	17,594,256	17,594,256
Commissions were adjusted for the favorable claims loss ratio due to recognizing a performance-based commission that Petsmarketing would receive for the claims loss ratio being below 57.5% (the performance-based commission slides from a loss ratio of 57% to 52.5% with the performance-based commission sliding point for point from 0.5% to 5%, respectively); Petsmarketing would also receive additional for the claims loss ratio being at or below 55% (five percent sliding scale commission) on the 2005 book of business. This additional commission increases the ceded costs of the insurance companies in the same ratio as their share of risk (50% current carrier, 50% Hartville Re). Therefore, net effect of obtaining the additional performance based commission is two and one-half percent (five percent times 50% share).
Share-Based Awards

Effective January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment.” At March 31, 2006, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $372,892 during the first quarter of 2006. The Company did not recognize an income tax benefit during the first quarter of 2006.
Item 3. Controls and Procedures
Management has concluded that the Company’s controls over accounting disclosures and related procedures are effective as of March 31, 2006. The Company has recently instituted, and will continue to monitor, corrective actions with respect to prior significant deficiencies in our internal controls. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated these significant deficiencies with respect to the preparation of this Quarterly Report on Form 10-QSB such that the information required to be disclosed in this Form 10-QSB has been recorded, processed, summarized and reported correctly.
Hartville Group, Inc. placed the highest priority on addressing these matters. Under the direction of our senior management and the participation and oversight of our audit committee, we have and continue to monitor significant changes in the infrastructure of our accounting department personnel and related processes over financial reporting. Our recruiting efforts have involved the hiring of more senior staff and contracting with specialist firms who have sufficient expertise in financial controls and insurance-related accounting rules in accordance with US GAAP. Also, we have commenced an enhanced quarterly and annual close financial review process to include additional analysis and support for the financial accounts as well as to ensure that all appropriate disclosures are made in accordance with US GAAP and the rules and regulations of the SEC and PCAOB. In addition, we have contracted with a firm to conduct our internal audit function to review and recommend changes to our internal controls and procedures.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 – JR. Also named as defendants in the lawsuit are Petsmarketing; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The ultimate outcome of this suit or any litigation is uncertain. The Company believes that this action is without merit and intends to vigorously defend against the claims raised in this action.
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
Item 1.A Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3. Defaults upon Senior Securities
None
Item 4. Submissions of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits and Reports on Form 8-K
Index to Exhibits

Exhibit No.	Identification of Exhibit
10.1(1)+	Employment Agreement between the Company and Dennis C. Rushovich, executed February 1, 2006 and effective as of May 1, 2005

10.2(1)+	Employment Agreement between the Company and Christopher R. Sachs, executed February 2, 2006 and effective as of September 19, 2005

10.3(2)+	2006 Stock Option Plan

10.4(2)+	Form of Stock Option Agreement under the 2006 Stock Option Plan

10.5(2)+	Employment Agreement between the Company and Christopher Edgar, executed February 9, 2006 and effective as of January 20, 2006

10.6(2)+	Restricted Stock Agreement between the Company and Christopher Edgar, executed February 9, 2006

31.1(*)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2(*)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1(*)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herein.

+	Management contract.

(1)	Filed as an Exhibit to Hartville Group’s Form 8-K filed on February 7, 2006 and incorporated herein by reference.

(2)	Filed as an Exhibit to Hartville Group’s Form 8-K filed on February 15, 2006 and incorporated herein by reference.

SIGNATURE
     In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 15, 2006	/s/ Dennis Rushovich
Dennis Rushovich
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

May 15, 2006	/s/ Christopher R. Sachs
Christopher R. Sachs
Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)

Exhibit Index

Exhibit No.	Description
EX 31.1	Certification

EX31.2	Certification

EX32.1	Certification