Form 10QSB
period 2006-06-30
HARTVILLE GROUP INC
filed 2006-08-14
CIK 1126960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2006

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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of the issuer’s common stock, par value $.001, outstanding as of August 7, 2006: 54,799,885 shares
Transitional Small Business Disclosure Format            YES ☐ NO ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2006 (Unaudited) and December 31, 2005

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$2,041,280	$4,125,579
Commission receivable	26,000	—
Other receivables	138,996	205,278
Prepaid expenses	1,106,848	2,371,861
Property and equipment — net	1,225,114	1,640,883
Deferred policy acquisition costs — net	825,130	1,004,051
Licensing fees, less accumulated amortization of $52,512 and $52,060	1,977	2,429
Other assets	68,067	67,570

Total Assets	$5,433,412	$9,417,651

	June 30,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$394,079	$556,300
Reserve for claims	352,525	377,573
Premium deposits	1,704,446	1,691,743
Unearned commissions	14,063	20,245

Debt (June 30, 2006 was offset by discount of $10,157,326 on convertible securities issued in 2004 and $98,289 on convertible securities issued on September 30, 2005; December 31, 2005 was offset by discount of $10,992,210 on convertible securities issued in 2004 and $108,227 on convertible securities issued on September 30, 2005)	2,109,925	1,296,570

Total Liabilities	4,575,038	3,942,431

Stockholders’ Equity
Common stock, 200,000,000 and 50,000,000 shares authorized at June 30, 2006 and December 31, 2005, respectively: $.001 par value; 19,724,508 issued and 19,630,508 outstanding at June 30, 2006 and 14,983,703 issued and 14,889,703 outstanding at December 31, 2005	19,725	14,984
Additional paid in capital	23,329,978	22,811,733
Retained deficit	(22,420,829)	(17,280,997)
Less: treasury stock at cost, 94,000 shares	(70,500)	(70,500)

	858,374	5,475,220

Total Liabilities and Stockholders’ Equity	$5,433,412	$9,417,651

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2006 and 2005
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Premiums	$912,664	$786,277	$1,829,639	$1,620,470
Losses	(511,160)	(531,233)	(1,030,578)	(1,240,171)
Ceded costs	(305,690)	(247,750)	(598,052)	(497,581)

Reinsurance income (loss)	95,814	7,294	201,009	(117,282)

Commission income	455,619	242,521	875,276	499,124
General and administrative expenses	(1,971,151)	(2,122,439)	(4,281,111)	(3,879,995)

Operating loss	(1,419,718)	(1,872,624)	(3,204,826)	(3,498,153)

Other income	15,366	25,078	34,831	65,358
Other expenses	(1,255,502)	(468,764)	(1,969,837)	(977,418)

Loss before taxes	(2,659,854)	(2,316,310)	(5,139,832)	(4,410,213)

Provision for taxes	—	—	—	—

Net loss	$(2,659,854)	$(2,316,310)	$(5,139,832)	$(4,410,213)

Net loss per common share	$(0.14)	$(0.16)	$(0.28)	$(0.30)

Weighted average common shares outstanding	19,630,508	14,546,340	18,618,007	14,561,235
See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
Unaudited

	June 30,	June 30,
	2006	2005
Cash flows from (for) operating activities
Net Loss	$(5,139,832)	$(4,410,213)
Adjustments to derive cash flows:
Depreciation	422,081	423,511
Amortization	257,832	199,460
Loss on disposal of property and equipment	—	32,399
Share-based compensation	520,986	—
Amortization of discount on debt	844,821	1,024
Changes in operating assets and liabilities
Commissions receivable	(26,000)	26,440
Other receivables	66,282	356,952
Prepaid expenses	1,265,013	759,316
Accounts payable and accrued expenses	(162,221)	(203,076)
Premium deposits	12,703	661,090
Unearned commission	(6,182)	1,238
Reserve for Claims	(25,048)	227,174

Net Cash for Operating Activities	(1,969,565)	(1,924,685)

Cash Flows from (for) Investing Activities
Deferred policy acquisition costs	(78,459)	(738,412)
Additions to property and equipment	(6,809)	(303,704)
Proceeds from note receivable		1,200,000
Other	—	(42,370)

Net Cash from (for) Investing Activities	(85,268)	115,514

Cash Flows from (for) Financing Activities
Proceeds from notes payable	—	263,163
Payments on notes payable	(31,466)	(4,124)
Proceeds from issuance of common stock to employee	2,000	—

Net Cash from (for) Financing Activities	(29,466)	259,039

Net Decrease in Cash and Cash Equivalents	(2,084,299)	(1,550,132)

Cash and Cash Equivalents — Beginning of period	4,125,579	6,104,053

Cash and Cash Equivalents — End of period	$2,041,280	$4,553,921

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2006 (Unaudited) and Year Ended December 31, 2005

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2004	14,576,296	14,576	12,656,372	(9,263,935)	—	3,407,013
Beneficial conversion and repricing impact on convertible securities			10,155,769			10,155,769
Warrants issued for services					(70,500)	(70,500)
Stock issued for cashless warrant	407,407	408	(408)			—
Net loss				(8,017,062)		(8,017,062)

Balance December 31, 2005	14,983,703	14,984	22,811,733	(17,280,997)	(70,500)	5,475,220
Issuance of stock to employee for services	2,000,000	2,000	180,000			182,000
Options issued to employees for services			311,754			311,754
Warrants issued to non-employees for services			29,232			29,232
Stock issued for cashless warrant	2,740,805	2,741	(2,741)			—
Net loss				(5,139,832)		(5,139,832)

Balance June 30, 2006	19,724,508	19,725	23,329,978	(22,420,829)	(70,500)	858,374

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The Company
Hartville Group, Inc. (the Company) was incorporated in the State of Nevada on February 1, 2001 as a holding company. Hartville’s subsidiaries include: Petsmarketing Insurance.com Agency, Inc. (Petsmarketing), incorporated in the state of Ohio on March 27, 2000; Hartville Re, which was incorporated in the Cayman Islands on October 19, 2001 and Wag N Pet, Inc., formed in the state of Texas in July 2004. The Company is organized into three reportable segments: the holding company (Hartville Group, Inc.), the insurance agency (Petsmarketing), and the reinsurance company (Hartville Re).
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
The results of operations for the six months ended June 30, 2006, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2006. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2005.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings (losses), financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.
Revenue Recognition Policies
The Company derives revenue for the sale of certificates of Insurance as part of the master policy we administer on behalf of the Wag N’ Pet Club for its members. The Company also derives revenue from the earned premium as a result of providing reinsurance coverage to the primary insurance carrier through the Company’s reinsurance subsidiary, Hartville Re.
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
During the six months ended June 30, 2006 and 2005, the Company had deposits in banks in excess of the FDIC limit.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Trust Funds
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $433,437 and $382,819 in trust funds at June 30, 2006 and December 31, 2005, respectively.
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance, repair costs and minor renewals are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $210,982 and $208,811 for the three months ended June 30, 2006 and 2005, respectively. Depreciation expense was $422,081 and $423,511 for the six months ended June 30, 2006 and 2005, respectively.
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
Reserve for Claims
Reserve for claims is based upon the accumulation of costs and expenses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims and expenses that have occurred but have not yet been reported. Such estimates are based on many variables including historical and statistical information and other factors. The Company’s management utilizes an independently prepared actuarial report for its determination of reserves and believes that the estimate of the reserve for claims is reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are periodically reviewed throughout the year and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided.
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
The Company adopted FAS No. 123(R), “Share-Based Payments,” effective January 1, 2006. The Company recognized $148,094 in total share-based compensation expense for the three months ended June 30, 2006. The Company recognized $520,986 in total share-based compensation expense for the six months ended June 30, 2006. See Note 14 for more information on share-based compensation. Previously, for share-based payments made to non-employees the Company used EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
New Accounting Standards
In June 2006, the FASB issued Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, Accounting for Income Taxes”, which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective as of the beginning of the first fiscal year beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
NOTE 2 – GOING CONCERN
The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and to generate positive cash flows to ensure the continuation of its business operations.
Refinancing Risk
At June 30, 2006, we had $12,141,921 of convertible debt which matures in November 2006. The convertible debt is segregated into two parts: $11,038,780 of the convertible debt is convertible at $0.75 (14,718,373 shares) and $1,103,141 of the convertible debt is convertible at the substantially lower price of $0.20 (5,515,705 shares).
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
Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the $12,141,921 of convertible debt due November 2006. The Agreement provided that each such holder may elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Company’s Common Stock at a conversion price of $0.15 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In redeeming this debt, the Company issued 35,169,377 shares of common stock and paid $1,373,303 See NOTE 16 – SUBSEQUENT EVENTS for more detail.
Working Capital Risk
The Company had negative cash flows from operations during the six months ended June 30, 2006 of ($1,969,565) and an accumulated deficit of ($22,420,829) as of June 30, 2006. The negative cash flow has resulted in working capital requirements for the upcoming year which reach beyond current cash balances.

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
On July 31, 2006, the Company entered into a Securities Purchase Agreement with certain existing stockholders and debenture holders of the Company, which provided approximately $2.6 of additional working capital. See NOTE 16 – SUBSEQUENT EVENTS for more detail.
The working capital risk raises doubt about the Company’s ability to continue as a going concern, because there can be no assurance that the Company will attain profitability.
NOTE 3 – OTHER RECEIVABLES
Other receivables are summarized by major classifications as follows:

	June 30,	December 31,
	2006	2005
Insurance carriers	$27,070	$181,408
Miscellaneous	111,926	23,870

	$138,996	$205,278

NOTE 4 – PREPAID EXPENSES
Prepaid expenses are summarized by major classifications as follows:

	June 30,	December 31,
	2006	2005
Interest on November 11, 2004 convertible debt	$317,761	$709,536
Fees paid in conjunction with November 11, 2004 convertible debt	298,406	596,811
Interest on September 30, 2005 convertible debt	426,214	852,427
Miscellaneous	64,467	213,087

	$1,106,848	$2,371,861

NOTE 5 – LONG-LIVED ASSETS
Property and equipment are summarized by major classifications as follows:

	June 30,	December 31,
	2006	2005
Furniture and fixtures	$166,554	$166,554
Equipment	409,278	404,414
Software	2,297,098	2,295,803
Leasehold improvements	195,219	195,219

	3,068,149	3,061,990
Less: accumulated depreciation	(1,843,035)	(1,421,107)

	$1,225,114	$1,640,883

NOTE 6 – NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs are summarized as follows:

	June 30,	December 31,
	2006	2005
Beginning balance, net	$1,004,051	$578,329
Acquisition costs incurred	78,459	2,230,573
Amortization of acquisition costs	(257,380)	(1,804,851)

Ending balance, net	$825,130	$1,004,051

NOTE 7 – RESERVE FOR CLAIMS
The changes in the carrying amount for the reserve for claims for the six months ended June 30, 2006 and for the year ended December 31, 2005 are summarized as follows:

	June 30,	December 31,
	2006	2005
Beginning balance, net	$377,573	$168,175

Incurred losses related to:
Current year	483,786	1,700,124
Prior year	546,792	400,864

Total incurred	1,030,578	2,100,988

Paid losses related to:
Current year	(182,074)	(1,325,655)
Prior year	(873,552)	(565,935)

Total paid	(1,055,626)	(1,891,590)

Ending balance, net	$352,525	$377,573

Reserve for Claims is represented by:

	June 30,	December 31,
	2006	2005
Reported claims	$2,654	$3,363
Incurred but not reported claims	349,871	374,210

	$352,525	$377,573

NOTE 8 – DEBT
Notes Payable
On August 31, 2004, Hartville Group entered into a security purchase agreement with an investment fund. The security purchase agreement was for convertible debt with a face value of $3,000,000. The debt was at 10% annual interest due monthly. The debt was convertible into common shares at maturity, on November 18, 2004, at a price per share of $1. The holder of the note could not convert to common shares until maturity and the Company could repay the debenture at any time before maturity thus avoiding conversion into shares. This convertible debt was repaid in full on November 11, 2004, out of the Company’s issuance of new convertible debentures discussed below. Attached to this convertible debenture were five-year warrants for 499,999 shares exercisable at a price of $4.25 per share which provided for repricing triggered by subsequent equity issuance. The exercise price of these warrants was reset to $0.95 per share as a result of the November 2004 Convertible Debenture transaction (see below). This repricing resulted in a beneficial conversion discount on the warrants issued in connection with the August 31, 2004, Convertible Debenture. This beneficial conversion discount has been reflected as a non-recurring non-cash interest expense of $30,804 with the corresponding adjustment to paid-in capital for the fiscal year ended December 31, 2004. Due to repricing negotiations these warrants were repriced to $0.75 on July 29, 2005 and then repriced to $0.01 on September 30, 2005, resulting in additional Other Expense of $41,196 for the third quarter of 2005.
The Company signed a note with a financial institution for $263,163 on March 23, 2005. The note was payable in 63 monthly installments, with the first three payments being interest only. The note was secured by business assets and a personal guarantee. The note was amended in December 2005 to remove the personal guarantee and eliminate a technical default on the loan. The forbearance agreement accelerated the maturity date to December 23, 2006, with a balloon payment at maturity. The bank retained its security interest in our business assets and also required the Company to restrict cash balances of $100,000 until the note is paid down. The interest rate on the note remained fixed at 6.75%. Interest on this note for the three months ended June 30, 2006 and 2005, was $3,732 and $3,918, respectively. Interest on this note for the six months ended June 30, 2006 and 2005, was $7,619 and $3,918, respectively. The balance of this note at June 30, 2006 and 2005 was $206,991 and $261,800, respectively. On August 1, 2006 the note was paid off in full utilizing the funds received on July 31, 2006, in connection with the Securities Purchase Agreement entered with certain existing stockholders and debenture holders of the Company. See NOTE 16 – SUBSEQUENT EVENTS for more detail.
Other Debt.
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at June 30, 2006 and 2005 was $16,629 and $23,041, respectively. Interest expense for the note was $722 and $931 for the three months ended June 30, 2006 and 2005, respectively. Interest expense for the note was $1,002 and $1,907 for the six months ended June 30, 2006 and 2005, respectively. The equipment financed secures the note.
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
For the warrants associated with the original debentures (repriced to $0.01) there will be an additional $430,733 expense to the Company that will be amortized over the remaining life of the convertible debentures using the effective interest method.
Similar to the November 2004 convertible debenture, the Company calculated the beneficial conversion for the new PIK and attached warrants. As a result, the Company recorded prepaid interest of $1,103,141 (to be amortized using straight-line method), debt of $994,269 and additional paid in capital of $108,872 (to be amortized using effective interest method).
Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the $11,038,780 and $1,103,141 of convertible debt due November 2006. The Agreement provided that each such holder may elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Company’s Common Stock at a conversion price of $0.15 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In redeeming this debt, the Company issued 35,169,377 shares of common stock and paid $1,373,303 See NOTE 16 – SUBSEQUENT EVENTS for more detail.

NOTE 9 – OTHER EXPENSES
Other expenses are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Liquidated damages — October 2003 Stock Purchase	$—	$121,039	$—	$257,826
Interest expense on March 23, 2005 note	3,732	3,918	7,619	3,918
Interest expense on capitalized lease	722	931	1,002	1,907
Miscellaneous	—	2,713	—	2,763
Non Cash Expenses:
Amortization of fees on November 2004 convertible debt	149,203	157,070	298,406	314,140
Amortization of Prepaid Interest on November 2004 convertible debt	198,793	182,232	391,775	363,441
Amortization of discount on November 2004 convertible debt	681,976	861	834,884	1,024
Amortization of Prepaid Interest on September 30, 2005 convertible debt	213,106	—	426,213	—
Amortization of discount on September 30, 2005 convertible debt	7,970	—	9,938	—
Loss on disposal of property and equipment	—	—	—	32,399

	$1,255,502	$468,764	$1,969,837	$977,418

Liquidated damages were eliminated due to a majority of the equity holders from the October 8, 2003, stock purchase waiving their rights to liquidating damages from August 1, 2005, forward.
NOTE 10 – LEASES
At March 31, 2006, we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease is accounted for as an operating lease.
Rental expense for office space and equipment was $42,241 and $75,776 for the three months ending June 30, 2006 and 2005, respectively. Rental expense for office space and equipment was $87,776 and $118,946 for the six months ending June 30, 2006 and 2005, respectively.
NOTE 11 – NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss	$(2,659,854)	$(2,316,310)	$(5,139,832)	$(4,410,213)
Weighted average common shares outstanding	19,630,508	14,546,340	18,618,007	14,561,235

Dilutive effect of outstanding warrants and options	—	—	—	—
Diluted common shares	19,630,508	14,546,340	18,618,007	14,561,235

Basic net loss per share	$(0.14)	$(0.16)	$(0.28)	$(0.30)
Diluted net loss per share	$(0.14)	$(0.16)	$(0.28)	$(0.30)

No outstanding warrants or options were considered dilutive in fiscal 2005 because the Company had a net loss.

The following is a schedule of potential dilution as of June 30, 2006.

Outstanding and exercisable at June 30, 2006	19,630,508

		Dollar amount of	Exercise price/		Remaining life
Instrument	Description	Convertible Debt	Convertible price	Shares Exercisable	(years)
Warrant	October 8, 2003 stock purchase	N/A	$1.90	578,947	0.3
Warrant	August 31, 2004 Convertible debt	N/A	$0.01	499,999	3.2
Convertible Debt	November 2004	11,038,780	$0.75	14,718,373	0.4
Warrant	November 2004 Convertible debt	N/A	$0.01	3,365,841	3.4
Convertible Debt	September 30, 2005	1,103,141	$0.20	5,515,705	0.4
Warrant	September 30, 2005 Convertible debt	N/A	$0.01	4,016,872	4.3
Warrant	Consulting Services	N/A	$5.00	250,000	2.9
Warrant	Consulting Services	N/A	$6.00	250,000	2.9
Warrant	Consulting Services	N/A	$0.69	200,000	2.8
Options	Employee options	N/A	$0.33	1,677,000	10.0

	Potential additional shares as of June 30, 2006			31,072,737

	Total potential shares as of June 30, 2006			50,703,245

The following table summarizes stock purchase warrant activity during the six months ended June 30, 2006 and the year ended December 31, 2005 and 2004:

			Weighted
			average
			exercise
	Number of	Exercise	price per
	shares	price range	share
Outstanding at December 31, 2003	1,010,526	$0.87-$1.90	$1.59
Granted	6,503,618	$0.95-$6.00	$1.67
Exercised	(216,888)	$0.87-$1.90	$1.50
Canceled	(214,691)	$0.87	$0.87

Outstanding at December 31, 2004	7,082,565	$0.95-$6.00	$1.45
Granted	5,665,708	$0.01-$0.69	$0.03
Exercised	(407,407)	$0.01	$0.01
Canceled	(157,037)	$0.01-$3.00	$2.30

Outstanding at December 31, 2005	12,183,829	$0.01-$6.00	$0.39
Granted	49,997	$0.69	$0.69
Exercised	(2,740,805)	$0.01	$0.01
Canceled	(331,362)	$0.01-$3.00	$2.18

Outstanding at June 30, 2006	9,161,659	$0.01-$6.00	$0.44
NOTE 12 – COMMITMENTS AND CONTINGENCIES
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For 2006, the agreement calls for a minimum payment of $265,000, with royalties being paid on a sliding scale of 5% in excess of $5.3 million to 1% on annual premiums over

$100 million. In addition, common stock purchase warrants are issued each year on a sliding scale of 25,000 warrants when annual premiums exceed $10 million up to 100,000 warrants when annual premiums exceed $100 million. For purposes of this agreement, the term “premiums” is limited to premiums on all “Petshealth Care Plan” insurance policies or other policies utilizing the Licensed Property. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $96,141 and $77,291 for the three months ended June 30, 2006 and 2005, respectively. Amounts expensed under this agreement were $191,813 and $154,195 for the six months ended June 30, 2006 and 2005, respectively.
On February 23, 2006 the Company has entered into a three-year strategic partnership with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their more than one million loyal supporters. Under this agreement, we are obligated to pay a minimum royalty of $83,750 per quarter ($335,000 per year). The agreement provides for additional royalties based on the number of quotes and policies issued through ASPCA related marketing campaigns. The additional royalties are only payable if they exceed the minimum royalty of $335,000 per year. Amounts expensed under this agreement were $83,750 for the three months ended June 30, 2006. Amounts expensed under this agreement were $139,583 for the six months ended June 30, 2006.
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 – JR. Also named as defendants in the lawsuit are Petsmarketing, W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The ultimate outcome of this suit or any litigation is uncertain. The Company believes that this action is without merit and intends to vigorously defend against the claims raised in this action. As previously disclosed, two other lawsuits were previously filed against the Company and Messrs. Smith and Cashman by what appears to be the same parties in interest arising out of the same series of transactions which are subject of the action filed by Thomas H. Casey. Each of the prior actions, one of which was filed in the Superior Court of California, Orange County Division, and one of which was filed in the United States District Court, Los Angeles County, California, were withdrawn.
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
NOTE 14 – SHARE-BASED COMPENSATION
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
Employee Share-Based Options
Effective January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment.” At March 31, 2006, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $58,094 for the three months ended June 30, 2006. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $311,754 for the six months ended June 30, 2006. The Company did not recognize an income tax benefit during the six months ended June 30, 2006.
The fair value of the Company’s employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all options granted during the first quarter of 2006:

FAS No. 123R
Expense
2006
Risk-free interest rate	4.69%
Expected life of options	1 year
Expected dividend yield of stock	0%
Expected volatility of stock	152%
Forfeiture rate	0%
2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. The 2006 Stock Option Plan was adopted during February 2006 to replace the Company’s 2004 and 2002 Stock Option Plans that were terminated in February 2006; as a result, signed releases were obtained from individuals who may have been granted options under the plan. The number of shares which may be awarded under the 2006 Stock Option Plan will not exceed 2,500,000 shares. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. All the options outstanding at June 30, 2006 vest by December 31, 2006. There were 423,000 options remaining in the 2006 Stock Option Plan at June 30, 2006.
A summary of the Company’s non-qualified share-based option activity and related information for the six months ended June 30, 2006 is shown in the following table:

2006
Weighted-
Average
	Optioned	Exercise
	Shares	Price
Outstanding at January 1, 2006	—
Granted	2,077,000	$0.33
Exercised	—
Forfeited	—
Expired	—

Outstanding at March 31, 2006	2,077,000	$0.33

Granted	—
Exercised	—
Forfeited	—
Expired	—

Outstanding at June 30, 2006	2,077,000	$0.33

Exercisable at June 30, 2006	1,677,000
A summary of outstanding and exercisable options at June 30, 2006 is as follows:

Outstanding			Exercisable
Weighted-
	Weighted-	Average		Weighted-
	Average	Remaining		Average
Optioned	Exercise	Contractual	Optioned	Exercise
Shares	Price	Life (years)	Shares	Price
2,077,000	$0.33	10	1,677,000	$0.33
A summary of the status of the Company’s non-vested shares as of June 30, 2006. and changes during the six months ended June 30, 2006 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	—	$—
Granted	2,077,000	$386,114
Vested	(1,364,500)	$(253,660)
Forfeited	—	$—

Nonvested at March 31, 2006	712,500	$132,454

Granted	—	$—
Vested	(312,500)	$(58,094)
Forfeited	—	$—

Nonvested at June 30, 2006	400,000	$74,360
As of June 30, 2006, there was $74,360 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over the remainder of 2006.
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
The fair value of the Company’s employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all warrants granted:

FAS No. 123R
Expense
2006
Risk-free interest rate	3.32% - 4.82%
Expected life of options	1 year
Expected dividend yield of stock	0%
Expected volatility of stock	75% - 385%
Forfeiture rate	0%

NOTE 15 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	company	Total
Three Months Ended June 30, 2006
Gross Revenue	$—	$455,619	$912,664	$1,368,283
Operating income (loss)	$(287,826)	$(1,212,295)	$80,403	$(1,419,718)
Operating income (loss) %	0.0%	-266.1%	8.8%	-103.8%
Total assets	$1,344,597	$2,727,730	$1,361,085	$5,433,412

Three Months Ended June 30, 2005
Gross Revenue	$—	$242,521	$786,277	$1,028,798
Operating income (loss)	$(338,958)	$(1,517,985)	$(15,681)	$(1,872,624)
Operating income (loss) %	0.0%	-625.9%	-2.0%	-182.0%

Six Months Ended June 30, 2006
Gross Revenue	$—	$875,276	$1,829,639	$2,704,915
Operating income (loss)	$(504,497)	$(2,844,350)	$144,021	$(3,204,826)
Operating income (loss) %	0.0%	-325.0%	7.9%	-118.5%

Six Months Ended June 30, 2005
Gross Revenue	$—	$499,124	$1,620,470	$2,119,594
Operating income (loss)	$(586,955)	$(2,756,844)	$(154,354)	$(3,498,153)
Operating income (loss) %	0.0%	-552.3%	-9.5%	-165.0%

December 31, 2005
Total assets	$3,551,393	$3,615,741	$2,250,517	$9,417,651
NOTE 16 – SUBSEQUENT EVENTS
Conversion Agreement and Release
Effective August 1, 2006, the Registrant entered into a Conversion Agreement and Release with the holders of its two-year Convertible Debentures due November 2006. The Agreement provided that each such holder may elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Registrant’s Common Stock at a conversion price of $0.15 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. Each such holder agreed to one of the options and to release the Registrant from all liabilities, damages or obligations pursuant to the transaction agreements relating solely to the convertible debentures, including without limitation any rights to registration of securities, liquidated damages or interest payments. In redeeming this debt, the Company issued 35,169,377 shares of common stock and paid $1,373,303.
Securities Purchase Agreement
On July 31, 2006, the Registrant entered into a Securities Purchase Agreement with certain existing stockholders of the Registrant, pursuant to which the Registrant agreed to sell (i) $5,063,291, principal amount, of Original Issue Discount Secured Convertible Debentures due July 2009, convertible into shares of the Registrant’s Common Stock at a conversion price of $0.10 per share (the “Secured Convertible Debentures”) and (ii) 50,632,912 Warrants to purchase shares of Common Stock of the Registrant at an exercise price of $0.10 per share (the “Warrants”). Each purchaser under the Securities Purchase Agreement has the right to participate in subsequent financings of the Registrant.
The Secured Convertible Debentures bear prepaid interest of $1,063,291 (7% per year) of the principal amount. The conversion price of the Secured Convertible Debentures and the exercise price of the Warrants are subject to adjustment upon stock splits or combinations, stock dividends and other similar events as well as upon certain dilutive issuances or rights offerings. The Warrants expire on July 31, 2010.
Pursuant to the terms of a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, the Registrant is obligated to register the resale of the shares of Common Stock issued upon conversion of the Secured Convertible Debentures and exercise of the Warrants under certain circumstances.
Pursuant to the terms of a Security Agreement entered into in connection with the Securities Purchase Agreement, the obligations of the Registrant with respect to the Secured Convertible Debentures are secured by substantially all of the assets of the Registrant and its subsidiaries.
Each subsidiary of the Registrant has provided a guarantee with respect to the Registrant’s obligations under the Secured Convertible Debentures.

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
Refinancing Risk
At June 30, 2006, we had $12,141,921 of convertible debt which matures in November 2006. The convertible debt is segregated into two parts: $11,038,780 of the convertible debt is convertible at $0.75 (14,718,373 shares) and $1,103,141 of the convertible debt is convertible at the substantially lower price of $0.20 (5,515,705 shares).
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
Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the $12,141,921 of convertible debt due November 2006. The Agreement provided that each such holder may elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Company’s Common Stock at a conversion price of $0.15 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In redeeming this debt, the Company issued 35,169,377 shares of common stock and paid $1,373,303 See NOTE 16 – SUBSEQUENT EVENTS for more detail.
Working Capital Risk
The Company had negative cash flows from operations during the six months ended June 30, 2006 of ($1,969,565) and an accumulated deficit of ($22,420,829) as of June 30, 2006. The negative cash flow has resulted in working capital requirements for the upcoming year which reach beyond current cash balances.
A number of steps have been taken to improve our profitability and so our working capital situation, including:
•	We have improved the terms of our policies so that each policy will be more profitable, including:
o	7% premium increase

o	5% premium tax passed through to customers

o	Added 2.5% of premium fee for handling claims

o	$10 policy holder fee

o	Elimination of a 1.5% broker fee for reinsurance

o	Ratable annual bonus commission for reaching certain loss goals
•	We have improved our marketing efforts in order to increase revenue to a profitable level, including several actions taken in February 2006:
o	We hired a Chief Marketing Officer

o	We entered into a three-year strategic partnership with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance
On July 31, 2006, the Company entered into a Securities Purchase Agreement with certain existing stockholders and debenture holders of the Company, which provided approximately $2.6 of additional working capital. See NOTE 16 – SUBSEQUENT EVENTS for more detail.
The working capital risk raises doubt about the Company’s ability to continue as a going concern, because there can be no assurance that the Company will attain profitability.

Results of Operations
Three months ended June 30, 2006 compared to three months ended June 30, 2005
Total premiums were $1,825,330 of which $912,664 was retained by Hartville Re for the three months ending June 30, 2006, compared to the three months ending June 30, 2005, where total premiums were $1,567,564 of which Hartville Re retained $786,277. The premium amount retained increased by $126,387 (16%) which was due primarily to the increase in total premiums. The number of pets insured at June 30, 2006, was 26,055, an increase of 762 (3%) pets for the three months ending June 30, 2006. The number of pets insured at June 30, 2005, was 22,865 with an increase of 1,652 (7.8%) pets for the three months ending June 30, 2005. Total premiums for the three months ending June 30, 2006 are more than the comparative period of 2005 due to an increase of 3,190 (14%) of pets insured and also an increase in the average premium per pet.
Losses for the three months ending June 30, 2006 of $511,160 were $20,073 (3.8%) lower than losses of $531,233 for the comparative period of 2005.
Ceded costs for the three months ending June 30, 2006 of $305,690 was $57,940 (23%) higher than ceded costs of $247,750 for the comparative period of 2005. The higher ceded cost was a result of the higher retained premium and the 2.5% premium fee for handling claims
Commission income earned by Petsmarketing of $455,619 for the three months ending June 30, 2006 was $213,098 (88%) higher than commission income earned of $242,521 for the comparative period of 2005. This increase in commission income was due to the increase in total premiums, the increase of 2.5% premium fee for handling claims, the implementation of the $10 annual policy holder fee, and the 5% premium tax passed through to customers, which was previously paid by Petsmarketing.
General and administrative expenses of $1,971,151 for the three months ending June 30, 2006 were $151,288 (7.1%) lower than general and administrative expenses of $2,122,439 for the comparative period of 2005.
General and administrative expenses decreased due primarily to the following factors, including:
•	Professional, audit and legal fees decreased $164,000 due mainly to the cost of restating the financial statements in 2005 and from the Company discontinuing the pursuit of acquiring a property & casualty insurance company

•	Compensation increased by $58,000 due to the valuation and expensing of 312,500 vested options to employees
Other income decreased $9,712 (39%) to $15,366 for the three months ending June 30, 2006 from $25,078 for the comparative period of 2005. Other income consists primarily of interest income on cash accounts.
Other expenses increased $786,738 (168%) to $1,255,502 for the three months ending June 30, 2006 from $468,764 for the comparative period of 2005. The increase in other expenses was primarily from the amortization of prepaid interest on the September 30, 2005 convertible debt and the amortization of the discount of debt from the November 2004 convertible debt. A detailed schedule is included in Note 9 of the consolidated financial statements.
Six months ended June 30, 2006 compared to six months ended June 30, 2005
Total premiums were $3,656,818 of which $1,829,639 was retained by Hartville Re for the six months ending June 30, 2006, compared to the six months ending June 30, 2005, where total premiums were $3,073,870 of which Hartville Re retained $1,620,470. The premium amount retained increased by $209,169 (13%) which was due primarily to the increase in total premiums. The number of pets insured at June 30, 2006, was 26,055, an increase of 1,699 (7%) pets for the six months ending June 30, 2006. The number of pets insured at June 30, 2005, was 22,865 with an increase of 1,961 (9.4%) pets for the six months ending June 30, 2005. Total premiums for the six months ending June 30, 2006 are more than the comparative period of 2005 due to an increase of 3,190 (14%) of pets insured and also an increase in the average premium per pet.
Losses for the six months ending June 30, 2006 of $1,030,578 were $209,593 (17%) lower than losses of $1,240,171 for the comparative period of 2005. The lower losses for the six months ending June 30, 2006 were mainly from increased reserve for losses in 2005 when Hartville Re went from 0% reinsurance on new and renewal business at December 31, 2004 to 50% reinsurance on all business starting February 1, 2005.
Ceded costs for the six months ending June 30, 2006 of $598,052 was $100,471 (20%) higher than ceded costs of $497,581 for the comparative period of 2005. The higher ceded cost was a result of the higher retained premium and the 2.5% premium fee for handling claims.

Commission income earned by Petsmarketing of $875,276 for the six months ending June 30, 2006 was $376,152 (75%) higher than commission income earned of $499,124 for the comparative period of 2005. This increase in commission income was due to the increase in total premiums, the increase of 2.5% premium fee for handling claims, the implementation of the $10 annual policy holder fee, and the 5% premium tax passed through to customers, which was previously paid by Petsmarketing.
General and administrative expenses of $4,281,111 for the six months ending June 30, 2006 were $401,116 (10%) higher than general and administrative expenses of $3,879,995 for the comparative period of 2005.
General and administrative expenses increased due primarily to the following factors, including:
•	Marketing expenses increased $282,000 due to testing in various markets

•	Compensation increased by
o	Increased $312,000 due to the valuation and expensing of 1,677,000 vested options to employees

o	Increased $180,000 due to the valuation and expensing of 2,000,000 shares of restricted stock issued to an employee

o	Decreased $82,000 due to having 12 bi-weekly pays in 2006 compared to 13 in 2005

o	Decreased $58,000 due to changed hiring practices and reduced usage of temporary personnel agencies for contract personnel
•	Professional, audit and legal fees decreased $198,000 due mainly to the cost of restating the financial statements in 2005 and from the Company discontinuing the pursuit of acquiring a property & casualty insurance company

•	Travel and entertainment decreased $41,000 due to managements focus on a disciplined approach to discretionary expenses
Other income decreased $30,527 (47%) to $34,831 for the six months ending June 30, 2006 from $65,358 for the comparative period of 2005. Other income consists primarily of interest income on cash accounts.
Other expenses increased $992,419 (102%) to $1,969,837 for the six months ending June 30, 2006 from $977,418 for the comparative period of 2005. The increase in other expenses was primarily from the amortization of prepaid interest on the September 30, 2005 convertible debt and the amortization of the discount of debt from the November 2004 convertible debt. A detailed schedule is included in Note 9 of the consolidated financial statements.
Three and six months ended June 30, 2005 compared to June 30, 2004
Total premiums were $1,567,436 of which $786, 277 was retained by Hartville for the three-month period ending June 30, 2005 compared to the three-month period ending June 30, 2004 where total premiums were $1,710,969 of which Hartville retained $1,212. For the six months ended June 30, 2005, total premium was $3,073,742 of which Hartville retained $1,620,470 compared to total premium of $3,619,449 with $63,236 being retained for the six-months ended June 30, 2004. 1,652 new pets were insured for the three-month period ending June 30, 2005 compared to a decrease of 1,623 new pets insured during the three-month period ending June 30, 2004. For the six months ended June 30, 2005, new pets insured were 1,961 compared to a decrease of 1,615 new pets insured for the six months ended June 30, 2004. Total premiums for 2005 are less than the comparative period of 2004 primarily due to the AKC business which was not renewed, and whose policies ran off through March of 2005. This higher percentage retention relative to the premium written is primarily due to the higher quota share of the underwriting risk that Hartville Re assumed.
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
Operating expenses were $3,058,492 and $1,993,642 for the three-month period ended June 30, 2005 and 2004, respectively For the six months ended June 30, 2005 and 2004, operating expenses were $5,931,887 and $3,267,342, respectively. Operating expenses increased due to a number of factors:
•	Increased employment costs due to hiring of additional management

•	Amortization of a proprietary software system which the company began amortizing in July 2004

•	Increased activity on marketing campaigns

•	Increased professional and audit fees due to SB-2 registration, the engagement of new auditors and the restatement of our financials

•	One-time fees of investment banking costs on capital raised

•	Non-recoverable costs of the terminated insurance acquisition
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
We have suffered recurring losses from operations and have a net capital deficiency that raises doubt about our ability to continue as a going concern. The primary uncertainty that has an impact on long-term liquidity is the availability of financing for the Company as it continues to develop its customer base. The Company continues to explore alternatives to resolve its long term liquidity requirements, including conducting additional debt and/or equity financings.
On July 31, 2006, the Company entered into a Securities Purchase Agreement with certain existing stockholders and debenture holders of the Company, which provided approximately $2.6 of additional working capital. See NOTE 16 – SUBSEQUENT EVENTS for more detail.
Sources and Uses of Cash — Operations
Net cash used for operating activities unfavorably increased $44,880 (2.3%) to $(1,969,565) for the six months ended June 30, 2006 from $(1,924,685) for the comparable period of 2005. Net cash used for operating activities unfavorably increased due to a number of factors, including:
•	Reserve for claims decreased $252,000 from the lower losses for the six months ending June 30, 2006, which were mainly from increased reserve for losses in 2005 when Hartville Re went from 0% reinsurance on new and renewal business at December 31, 2004 to 50% reinsurance on all business starting February 1, 2005.

•	Net loss increased $730,000 which is explained in the Results of Operations section.

•	Other receivables decreased $291,000 due to payments being made to the Company on a timelier basis starting in 2005.

•	Premium deposits decreased $648,000 due to the release of insurance carrier accounts from prior treaty years.
     These unfavorable increases were off- set by several favorable decreasing items, including:
•	Prepaid expenses increased $506,000 as a result of amortizing prepaid interest on the September 30, 2005 convertible debt

•	Amortization of discount of the November 2004 convertible debt increased $844,000. The discount is being amortized under the effective interest rate method.

•	Share-based compensation increased $521,000 due to the valuation and expensing of:
o	2,000,000 shares of restricted stock issued to an employee

o	1,677,000 vested options issued to employees

o	200,000 warrants issued to the Company’s investor relations firm
Sources and Uses of Cash — Investing
Net cash from (for) investing activities unfavorably decreased $200,782 (174%) to $(85,268) for the six months ended June 30, 2006 from $115,514 for the comparable period of 2005. Net cash for operating activities increased due to a number of factors, including:
•	Deferred policy acquisition costs favorably decreased $660,000 due to the Company’s termination of a former marketing program

•	Additions to property and equipment favorably decreased $297,000 due to the Company having leasehold improvements for the new office, which it moved to in March 2005

•	Proceeds from note receivable unfavorably decreased $1,200,000 which represented funds received on April 11, 2005 on a note receivable from the property & casualty insurance company not acquired.
Sources and Uses of Cash — Financing
Net cash from (for) financing activities unfavorably decreased $288,505 (111%) to $(29,466) for the six months ended June 30, 2006 from $259,039 for the comparable period of 2005. The unfavorable decrease resulted from the proceeds received of $263,163 in March 2005 from the note to a financial institution.
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
In November 2004, the Company raised $11,038,780 using Convertible Debentures due November 11 and 26, 2006, which included Warrants. The convertible debt is for 2 years with a 7% coupon. The full amount of interest was prepaid. The conversion price in effect at any conversion date was set to be equal to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date, provided, however, that the Conversion Price shall never be equal to a price lower than $0.95 (subject to adjustment). This price was amended on February 17, 2005, to a conversion price of $0.95 per share and further amended on July 29, 2005, to a price of $0.75 per share. The warrants are five year warrants to purchase up to 4,906,124 shares of common stock at an exercise price, after giving effect to the July 29, 2005, amendment, of $0.75 a share. The Company had an obligation, pursuant to registration rights agreement, to register for resale the shares underlying the Convertible Debentures and the Warrants by June 30, 2005 in order to avoid paying liquidated damages to investors. As the securities were not registered by June 30, 2005, the Company entered into the July 29, 2005, amendment which reduced the conversion price and warrant exercise price to $0.75 per share. In consideration of the reduced conversion and exercise price, the purchasers agreed to forbear any rights to liquidated damages if a registration statement covering the shares subject to the convertible debentures and the warrants was effective on or prior to September 30, 2005. If a registration statement was not effective by September 30, 2005, the purchasers were entitled to demand liquidated damages as set forth in the purchase agreement, applied retroactively to December 21, 2004. Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the convertible debt due November 2006. See NOTE 16 – SUBSEQUENT EVENTS for more detail.
The debenture holders have agreed to waive their rights to liquidated damages due to the Company’s failure to have a registration statement effective by September 30, 2005, and to waive all registration obligations until the maturity of the debentures in November 2006, at which point the underlying shares will become freely tradable without restriction under Rule 144(k), provided that the Company use its “best efforts” to cause the underlying shares to be registered as soon as possible. In exchange for this waiver, the Company has granted the holders new “payment in kind” (PIK), convertible debentures, which effectively increase the future interest rate from the original prepaid 7% coupon, to a prepaid 15% rate. These new debentures are convertible into the Company’s stock at $.20 per share. In addition to the PIK debentures, the Company also agreed to reset the exercise price of the warrants associated with the original debentures to $.01 per share, as well as granting new warrants related to the PIK debentures at the same exercise price. No adjustment was made to the conversion price of the original debentures, currently set at $.75 per share. Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the convertible debt due November 2006. See NOTE 16 – SUBSEQUENT EVENTS for more detail.
The Company signed a note with a financial institution for $263,163 on March 23, 2005 with an interest rate of 6.75%. The note was payable in 63 monthly installments, with the first three payments being interest only. The note was secured by business assets and a personal guarantee. On August 1, 2006 the note was paid off in full utilizing the funds received on July 31, 2006, in connection with the Securities Purchase Agreement entered with certain existing stockholders and debenture holders of the Company.
Debt Instruments, Guarantees and Related Covenants
On September 30, 2005, the holders of the $11,038,780 Convertible Debentures waived their rights to demand repayment before maturity, through either prepayment or a liquidation of assets, and their rights to liquidated damages provided that the Company use its “best efforts” to cause the underlying shares to be registered as soon as possible. Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the convertible debt. See NOTE 16 – SUBSEQUENT EVENTS for more detail.
The March 23, 2005 note with a financial institution was amended in December 2005 to remove a personal guarantee and eliminate a technical default. The forbearance agreement accelerated the maturity date to December 2006, with a balloon payment at maturity. The bank retained its security interest in our business assets and also required the Company to restrict cash balances of $100,000 until the note is paid down. The interest rate on the note remained fixed at 6.75%. On August 1, 2006 the note was paid off in full utilizing the funds received on July 31, 2006, in connection with the Securities Purchase Agreement entered with certain existing stockholders and debenture holders of the Company.
Cash Management
Due to the fact that Hartville Re is reinsuring policies generated from January 1, 2005 to December 31, 2006, at 50% reinsurance, the Company has posted a letter of credit of $500,000. The letter of credit was a requirement placed on the Company by the insurance carrier.
In addition, the Company has posted a letter of credit for $173,396 which relates to policies that had been written from July 1, 2004 through August 15, 2004 through a previous insurance carrier. The Company is in the process of removing or reducing the letter of credit requirements with this previous insurance carrier.
Finally, the Company has posted a letter of credit for $150,000 which relates to policies that had been written from April 1, 2003 through June 30, 2004, through a previous insurance carrier. The Company is in the process of removing or reducing the letter of credit requirements with this previous insurance carrier.
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $433,437 and $382,819 in trust funds at June 30, 2006 and December 31, 2005, respectively.

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
For the three months ended June 30, 2006

		Favorable Claims	Unfavorable Claims
	As Reported	Loss Ratio	Loss Ratio
Premiums	$912,664	$912,664	$912,664
Losses	(511,160)	(456,399)	(547,666)
Ceded costs	(305,690)	(338,324)	(305,690)

Reinsurance results	95,814	117,941	59,308

Commission income	455,619	520,222	455,619
General and administrative	(1,971,151)	(1,971,151)	(1,971,151)

Operating (loss) income	(1,419,718)	(1,332,988)	(1,456,224)

Other income	15,366	15,366	15,366
Other expense	(1,255,502)	(1,255,502)	(1,255,502)

(Loss) income before taxes	(2,659,854)	(2,573,124)	(2,696,360)

Provision for taxes	—	—	—

NET (LOSS) INCOME	$(2,659,854)	$(2,573,124)	$(2,696,360)

Net (loss) income per common share	$(0.14)	$(0.13)	$(0.14)

Weighted average common shares outstanding	19,630,508	19,630,508	19,630,508

For the six months ended June 30, 2006

		Favorable Claims	Unfavorable Claims
	As Reported	Loss Ratio	Loss Ratio
Premiums	$1,829,639	$1,829,639	$1,829,639
Losses	(1,030,578)	(737,786)	(1,225,771)
Ceded costs	(598,052)	(829,045)	(598,052)

Reinsurance results	201,009	262,808	5,816

Commission income	875,276	1,033,789	875,276
General and administrative	(4,281,111)	(4,281,111)	(4,281,111)

Operating (loss) income	(3,204,826)	(2,984,514)	(3,400,019)

Other income	34,831	34,831	34,831
Other expense	(1,969,837)	(1,969,837)	(1,969,837)

(Loss) income before taxes	(5,139,832)	(4,919,520)	(5,335,025)

Provision for taxes	—	—	—

NET (LOSS) INCOME	$(5,139,832)	$(4,919,520)	$(5,335,025)

Net (loss) income per common share	$(0.28)	$(0.26)	$(0.29)

Weighted average common shares outstanding	18,618,007	18,618,007	18,618,007
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
Share-Based Awards
Effective January 1, 2006, the Company adopted Financial Accounting Standards (FAS) No. 123(R), “Share-Based Payment.” At June 30, 2006, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $148,094 for the three months ended June 30, 2006. . Total share-based compensation expense, recognized in general and administrative expenses, aggregated $520,986 for the six months ended June 30, 2006. The Company did not recognize an income tax benefit for the six months ended June 30, 2006.
Item 3. Controls and Procedures
Management has concluded that the Company’s controls over accounting disclosures and related procedures are effective as of June 30, 2006. The Company has recently instituted, and will continue to monitor, corrective actions with respect to prior significant deficiencies in our internal controls. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated these significant deficiencies with respect to the preparation of this Quarterly Report on Form 10-QSB such that the information required to be disclosed in this Form 10-QSB has been recorded, processed, summarized and reported correctly.
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
PART II – OTHER INFORMATION
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None
Item 3. Defaults upon Senior Securities
None
Item 4. Submissions of Matters to a Vote of Security Holders
(a) The Company’s Annual Meeting of Shareholders was held in Canton, Ohio at 10:00 a.m. local time on June 6, 2006.
(b) Proxies for the meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934, as amended. There was no solicitation in opposition to the nominees for election as Directors as listed in the Proxy Statement for the June 6, 2006 meeting and all nominees were elected.
(c) A total of 12,600,275 shares of Common Stock were present at the June 6, 2006 meeting in person or by proxy representing approximately 65% of the total outstanding shares. The matters voted upon were as follows:
1. The election of five (5) Directors to serve on the Company’s Board of Directors until the 2007 Annual Meeting of Shareholders. The vote tabulation with respect to each of nominee was as follows:

Nominee	For	Against	Abstain
Michel Amsalem	12,534,422	5,000	60,853
Alan J. Kaufman, MD	12,514,172	5,000	81,103
Nicholas J. Leighton	12,539,422	0	60,853
Christopher R. Sachs	12,521,422	5,000	73,853
Dennis C. Rushovich	12,515,922	5,000	79,353
2. Amendment to the Company’s Articles of Incorporation to increase its authorized common stock from 50 million shares to 200 million shares. The results were as follows:

For:	11,512,197
Against:	1,019,502
Abstain:	15,944
3. Ratification of BDO Seidman LLP as the Company’s independent auditors for 2006. The results were as follows:

For:	12,206,112
Against:	386,939
Abstain:	25,223
Item 5. Other Information
None
Item 6. Exhibits
Index to Exhibits

Exhibit No.	Identification of Exhibit
3.1(*)	Amendment to the Articles of Incorporation of the Company

31.1(*)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2(*)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1(*)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herein.

SIGNATURE
     In accordance with the requirements of the Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 14, 2006	/s/ Dennis Rushovich

Dennis Rushovich Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

August 14, 2006	/s/ Christopher R. Sachs

Christopher R. Sachs Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)

Exhibit Index

Exhibit No.	Description
EX 3.1	Amendment to Articles of Incorporation

EX 31.1	Certification

EX31.2	Certification

EX32.1	Certification