Form 10QSB
period 2006-09-30
HARTVILLE GROUP INC
filed 2006-11-20
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2006

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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☑   NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES ☐   NO ☑
Number of shares of the issuer’s common stock, par value $.001, outstanding as of November 1, 2006: 54,799,885 shares
Transitional Small Business Disclosure Format   YES ☐   NO ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2006 (Unaudited) and December 31, 2005

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Cash and cash equivalents	$3,208,066	$4,125,579
Other receivables	278,813	205,278
Prepaid expenses	1,050,643	2,371,861
Property and equipment — net	1,023,429	1,640,883
Deferred policy acquisition costs — net	803,953	1,004,051
Licensing fees, less accumulated amortization of $52,512 and $52,060	1,779	2,429
Other assets	113,730	67,570

Total Assets	$6,480,413	$9,417,651

	September 30,	December 31,
	2006	2005
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$351,882	$556,300
Reserve for claims	450,215	377,573
Premium deposits	1,666,778	1,691,743
Unearned commissions	14,053	20,245
Debt (September 30, 2006 was offset by discount of $4,028,369 on convertible securities issued on July 31, 2006; December 31, 2005 was offset by discount of $10,992,210 on convertible securities issued in 2004 and $108,227 on convertible securities issued on September 30, 2005)	1,049,935	1,296,570

Total Liabilities	3,532,863	3,942,431

Stockholders’ Equity
Common stock, 200,000,000 and 50,000,000 shares authorized at September 30, 2006 and December 31, 2005, respectively: $.001 par value; 54,893,885 issued and 54,799,885 outstanding at September 30, 2006 and 14,983,703 issued and 14,889,703 outstanding at December 31, 2005	54,894	14,984
Additional paid in capital	31,139,283	22,811,733
Retained deficit	(28,176,127)	(17,280,997)
Less: treasury stock at cost, 94,000 shares	(70,500)	(70,500)

	2,947,550	5,475,220

Total Liabilities and Stockholders’ Equity	$6,480,413	$9,417,651

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2006 and 2005
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Premiums	$975,808	$787,285	$2,805,447	$2,407,755
Losses	(611,977)	(396,216)	(1,642,555)	(1,636,387)
Ceded costs	(326,252)	(248,008)	(924,304)	(745,589)

Reinsurance income	37,579	143,061	238,588	25,779

Commission income	513,523	246,330	1,388,799	745,454
General and administrative expenses	(2,219,800)	(1,747,359)	(6,500,911)	(5,627,354)

Operating loss	(1,668,698)	(1,357,968)	(4,873,524)	(4,856,121)

Other income	18,310	21,658	53,141	87,016
Other expenses	(935,878)	(465,652)	(2,905,715)	(1,443,070)
Loss on extinguishment of debt	(3,169,032)	—	(3,169,032)	—

Loss before taxes	(5,755,298)	(1,801,962)	(10,895,130)	(6,212,175)

Provision for taxes	—	—	—	—

Net loss	$(5,755,298)	$(1,801,962)	$(10,895,130)	$(6,212,175)

Net loss per common share	$(0.13)	$(0.12)	$(0.41)	$(0.43)

Weighted average common shares outstanding	42,949,334	14,482,296	26,817,575	14,534,633
See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
Unaudited

	September 30,	September 30,
	2006	2005
Cash flows from (for) operating activities
Net loss	$(10,895,130)	$(6,212,175)
Adjustments to derive cash flows:
Depreciation	632,084	632,578
Amortization	394,265	310,859
Loss on disposal of property and equipment	—	32,399
Loss on extinguishment of debt	3,169,032	—
Share-based compensation	819,976	—
Amortization of discount on debt	1,424,610	45,896
Amortization of debt issue cost	2,002	—
Changes in operating assets and liabilities
Commissions receivable	—	23,977
Other receivables	(73,535)	1,962,208
Prepaid expenses	1,639,801	1,082,294
Accounts payable and accrued expenses	(204,418)	(382,428)
Premium deposits	(24,965)	(215,061)
Unearned commission	(6,192)	1,334
Reserve for Claims	72,642	206,170

Net Cash for Operating Activities	(3,049,828)	(2,511,949)

Cash Flows from (for) Investing Activities
Deferred policy acquisition costs	(193,517)	(796,431)
Additions to property and equipment	(15,036)	(320,089)
Capitalized software development	(18,920)	—
Other	—	7,975

Net Cash for Investing Activities	(227,473)	(1,108,545)

Cash Flows from (for) Financing Activities
Proceeds from notes payable	4,000,000	263,163
Payments on notes payable	(1,613,376)	(18,843)
Debt issue cost	(28,836)
Proceeds from issuance of common stock to employee	2,000	—

Net Cash from Financing Activities	2,359,788	244,320

Net Decrease in Cash and Cash Equivalents	(917,513)	(3,376,174)

Cash and Cash Equivalents — Beginning of period	4,125,579	6,104,053

Cash and Cash Equivalents — End of period	$3,208,066	$2,727,879

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2006 (Unaudited) and Year Ended December 31, 2005

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2004	14,576,296	14,576	12,656,372	(9,263,935)	—	3,407,013
Beneficial conversion and repricing impact on convertible securities			10,155,769			10,155,769
Warrants issued for services					(70,500)	(70,500)
Stock issued for cashless warrant	407,407	408	(408)			—
Net loss				(8,017,062)		(8,017,062)

Balance December 31, 2005	14,983,703	14,984	22,811,733	(17,280,997)	(70,500)	5,475,220
Issuance of stock to employee for services	2,000,000	2,000	270,000			272,000
Options issued to employees for services			520,744			520,744
Warrants issued to non-employees for services			29,232			29,232
Stock issued for cashless warrant	2,740,805	2,741	(2,741)			—
Stock issued for extinguishment of debt	35,169,377	35,169	3,481,769			3,516,938
Beneficial conversion impact on July 31, 2006 convertible securities			4,028,546			4,028,546
Net loss				(10,895,130)		(10,895,130)

Balance September 30, 2006	54,893,885	54,894	31,139,283	(28,176,127)	(70,500)	2,947,550

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
The results of operations for the nine months ended September 30, 2006, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2006. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2005.
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
During the nine months ended September 30, 2006 and 2005, the Company had deposits in banks in excess of the FDIC limit.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Trust Funds
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $453,340 and $382,819 in trust funds at September 30, 2006 and December 31, 2005, respectively.
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance, repair costs and minor renewals are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $210,003 and $209,067 for the three months ended September 30, 2006 and 2005, respectively. Depreciation expense was $632,084 and $632,578 for the nine months ended September 30, 2006 and 2005, respectively.
The Company periodically reviews all long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is reflected in earnings.
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
The Company adopted SFAS No. 123(R), “Share-Based Payments,” effective January 1, 2006. The Company recognized $298,990 in total share-based compensation expense for the three months ended September 30, 2006. The Company recognized $819,976 in total share-based compensation expense for the nine months ended September 30, 2006. See Note 14 for more information on share-based compensation. Previously, for share-based payments made to non-employees the Company used EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”
Convertible Debentures
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. The emerging issues task force (“EITF”) is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19”. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. Therefore, the accounting treatment used by the Company could change when final rules are promulgated.
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
In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 provides guidance to registrants on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the adoption of SAB 108 will have a material impact on its results of operations or financial position.
In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS 157). This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of this statement will have a material impact on its results of operations or financial position.
NOTE 2 — MANAGEMENT PLAN TO ADDRESS GOING CONCERN
The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and to generate positive cash flows to ensure the continuation of its business operations.

Refinancing Risk
Effective August 1, 2006, the Company entered into a Conversion Agreement and Release (Agreement) for the $12,141,921 of convertible debt that was scheduled to be due November 2006. The Agreement provided that each such holder could elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Company’s Common Stock at a conversion price of $0.15 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In redeeming this debt, the Company issued 35,169,377 shares of its common stock and paid $1,373,303.
The extinguishment of this convertible debt has eliminated this risk for the Company.
Working Capital Risk
The Company has negative cash flows from operations during the nine months ended September 30, 2006 of ($3,049,828) and an accumulated deficit of ($28,176,127) as of September 30, 2006. The negative cash flow has resulted in working capital requirements which reach beyond current cash balances.
A number of steps have been taken during the fiscal year to improve our profitability and our working capital situation, including:
•	We have improved the terms of our policies so that each policy will be more profitable, including:
•	7% premium increase

•	5% premium tax passed through to customers

•	Added 2.5% of premium fee for handling claims

•	$10 policy holder fee

•	Elimination of a 1.5% broker fee for reinsurance

•	Improved annual bonus commission for reaching certain loss goals
•	We have also improved our marketing efforts in order to generate additional revenue, including several actions taken in February 2006:
•	We hired a Chief Marketing Officer

•	We entered into a three-year strategic partnership with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance

•	Launched a brand-new private-label pet insurance program developed in conjunction with the ASPCA in September
On July 31, 2006, the Company entered into a Securities Purchase Agreement with certain existing stockholders and debenture holders of the Company, which provided a net of approximately $2,600,000 of additional working capital.
The working capital risk continues to raise substantial doubt about the Company’s ability to continue as a going concern, because there can be no assurance that the Company will improve cash flow from operations and attain profitability.
NOTE 3 — OTHER RECEIVABLES
Other receivables are summarized by major classifications as follows:

	September 30,	December 31,
	2006	2005
Insurance carriers	$162,339	$181,408
Miscellaneous	116,474	23,870

	$278,813	$205,278

NOTE 4 — PREPAID EXPENSES
Prepaid expenses are summarized by major classifications as follows:

	September 30,	December 31,
	2006	2005
Interest on November 11, 2004 convertible debt	$—	$709,536
Fees paid in conjunction with November 11, 2004 convertible debt	—	596,811
Interest on September 30, 2005 convertible debt	—	852,427
Interest on July 31, 2006 convertible debt	1,009,012	—
Miscellaneous	41,631	213,087

	$1,050,643	$2,371,861

NOTE 5 — LONG-LIVED ASSETS
Property and equipment are summarized by major classifications as follows:

	September 30,	December 31,
	2006	2005
Furniture and fixtures	$166,554	$166,554
Equipment	415,068	404,414
Software	2,299,535	2,295,803
Leasehold improvements	195,219	195,219

	3,076,376	3,061,990
Less: accumulated depreciation	(2,052,947)	(1,421,107)

	$1,023,429	$1,640,883

NOTE 6 — NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs for the nine months ended September 30, 2006 and the year ended December 31, 2005 are summarized as follows:

	September 30,	December 31,
	2006	2005
Beginning balance, net	$1,004,051	$578,329
Acquisition costs incurred	193,517	2,230,573
Amortization of acquisition costs	(393,615)	(1,804,851)

Ending balance, net	$803,953	$1,004,051

NOTE 7 — RESERVE FOR CLAIMS
The changes in the carrying amount for the reserve for claims for the nine months ended September 30, 2006 and for the year ended December 31, 2005 are summarized as follows:

	September 30,	December 31,
	2006	2005
Beginning balance, net	$377,573	$168,175

Incurred losses related to:
Current year	907,380	1,700,124
Prior year	735,175	400,864

Total incurred	1,642,555	2,100,988

Paid losses related to:
Current year	(457,639)	(1,325,655)
Prior year	(1,112,274)	(565,935)

Total paid	(1,569,913)	(1,891,590)

Ending balance, net	$450,215	$377,573

Reserve for Claims is represented by:

	September 30,	December 31,
	2006	2005
Reported claims	$649	$3,363
Incurred but not reported claims	449,566	374,210

	$450,215	$377,573

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
The Company signed a note with a financial institution for $263,163 on March 23, 2005. The note was payable in 63 monthly installments, with the first three payments being interest only. The note was secured by business assets and a personal guarantee. The note was amended in December 2005 to remove the personal guarantee and eliminate a technical default on the loan. The forbearance agreement accelerated the maturity date to December 23, 2006, with a balloon payment at maturity. The bank retained its security interest in our business assets and also required the Company to restrict cash balances of $100,000 until the note was paid down. The interest rate on the note remained fixed at 6.75%. Interest on this note for the three months ended September 30, 2006 and 2005, was $1,468 and $4,439, respectively. Interest on this note for the nine months ended September 30, 2006 and 2005, was $9,087 and $8,353, respectively. On August 1, 2006 the note was paid off in full utilizing the funds received on July 31, 2006, in connection with the Securities Purchase Agreement entered with certain existing stockholders and debenture holders of the Company. The balance of this note at September 30, 2006 and 2005 was $0 and $248,480, respectively.

Other Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at September 30, 2006 and 2005 was $15,014 and $21,642, respectively. Interest expense for the note was $669 and $886 for the three months ended September 30, 2006 and 2005, respectively. Interest expense for the note was $1,671 and $2,972 for the nine months ended September 30, 2006 and 2005, respectively. The equipment financed secures the note.
November 2004 / September 2005 Debenture Issuance and Modifications
In November 2004, the Company completed and issued $11,038,780 of two-year Convertible Debentures, together with five-year Warrants to purchase up to 4,906,124 shares of common stock. This convertible debt carried a 7% annual coupon. The full amount of interest was prepaid. There was a 7% fee along with 237,495 five-year warrants priced at $0.95 issued to the lead investment banker. A portion of the funds raised were used to pay in full the note due November 18, 2004. The conversion price in effect on any conversion date was set to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date with a floor of $0.95 per share (subject to adjustment). Due to failure by the Company to file a registration statement covering the shares issuable upon conversion of the convertible debentures and exercise of the warrants within an agreed upon time period, the conversion price of the convertible debentures was reset on February 17, 2005, to $0.95 per share with the stock registration period extended (and liquidated damages suspended) until June 30, 2005. No adjustments were made to the warrants as they were originally issued at an exercise price of $0.95 per share.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $11,038,780, with a non-cash discount of these Convertible Debentures of $11,038,780, was recorded in the first quarter of 2005. These non-cash discounts will be amortized over the life of the Debenture as an expense using the effective interest method. The non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $11,038,780 which is due November 11 ($5,298,500) and 23 ($5,740,280) of 2006.
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
Similar to the November 2004 convertible debenture, the Company calculated the beneficial conversion for the new PIK and attached warrants. As a result, the Company recorded prepaid interest of $1,103,141, debt of $994,269 and additional paid in capital of $108,872 (to be amortized using effective interest method).
November 2004 / September 2005 Extinguishment
Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the $11,038,780 and $1,103,141 of convertible debt due November 2006. The Agreement provided that each such holder could elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Company’s Common Stock at a conversion price of $0.15 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In redeeming this debt, the Company issued 35,169,377 shares of its common stock and paid $1,373,303. See Note 10 — Loss on extinguishment of debt for further discussion.
July 2006 Debenture Issuance
On July 31, 2006, the Company completed and issued $5,063,291 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 50,632,912 shares of the Company’s common stock. This convertible debt carries a 7% annual coupon. The full amount of interest of $1,063,291 was prepaid. Of the funds received, $1,248,600 and $124,703 was used to pay in full the November 2004 and September 2005, respectively, convertible debenture holders who selected to receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In addition, $202,235 was used to pay in full the March 23, 2005 note with a financial institution. The conversion price for the convertible debenture and the exercise price of the warrants were set at $0.10.
The Company entered into a Registration Rights Agreement with the bondholders of the convertible debentures that were issued on July 31, 2006. The Registration Rights Agreement require the Company to file a registration statement by December 15, 2006; respond to any SEC comments within 20 trading days and has an obligation to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act. Failure to fulfill the requirements of the registration rights subject the Company to liquidated damages of 1.5% per month of the aggregate purchase price paid by the holders, subject to a maximum aggregate of 18%.
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) and EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. The emerging issues task force (“EITF”) is currently reviewing the accounting for securities with liquidated damages clauses as stated in EITF 05-04, “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF 00-19”. There are currently several views as to how to account for this type of transaction and the EITF has not yet reached a consensus. Therefore, the accounting treatment used by the Company could change when final rules are promulgated.
The Company evaluated the penalty provisions in light of EITF 00-19 and determined that the maximum penalty does not exceed the difference between the fair value of a registered share of the Company’s common stock and unregistered share of the Company’s common stock on the date of the transaction. Further, the Company’s management evaluated the other terms of the July 31, 2006 financing with the provisions of EITF 00-19 and related accounting literature. Management concluded based upon its analysis of EITF 00-19 and related accounting literature, the common stock and related warrants sold in the July 31, 2006 financing should be recorded as permanent equity in its financial statements.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $4,028,546, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. This non-cash discount will be amortized over the life of the Debenture as an expense using the effective interest method. The non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $5,063,291 which is due July 31, 2009.

NOTE 9— OTHER EXPENSES
Other expenses are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Liquidated damages — October 2003 Stock Purchase	$—	$47,675	$—	$305,501
Interest expense on March 23, 2005 note	1,468	4,439	9,087	8,353
Interest expense on capitalized lease	669	886	1,671	2,972
Miscellaneous	—	20,725	—	23,313
Non Cash Expenses:
Amortization of fees on November 2004 convertible debt	68,091	157,071	366,497	471,211
Amortization of Prepaid Interest on November 2004 convertible debt	70,794	189,984	462,569	553,425
Amortization of discount on November 2004 convertible debt	573,326	3,676	1,408,210	4,700
Amortization of Prepaid Interest on September 30, 2005 convertible debt	158,786	—	584,999	—
Amortization of discount on September 30, 2005 convertible debt	6,285	—	16,223	—
Amortization of Prepaid Interest on July 31, 2006 convertible debt	54,279	—	54,279	—
Amortization of discount on July 31, 2006 convertible debt	177	—	177	—
Amortization of direct issue costs on July 31, 2006 convertible debt	2,003	—	2,003	—
Amortization on August 31, 2004 warrants	—	41,196	—	41,196
Loss on disposal of property and equipment	—	—	—	32,399

	$935,878	$465,652	$2,905,715	$1,443,070

Liquidated damages were eliminated due to a majority of the equity holders from the October 8, 2003, stock purchase waiving their rights to liquidating damages from August 1, 2005, forward.
NOTE 10 — LOSS ON EXTINGUISHMENT OF DEBT
Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the $11,038,780 and $1,103,141 of convertible debt due November 2006. The Agreement provided that each such holder could elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Company’s Common Stock at a conversion price of $0.15 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In redeeming this debt, the Company issued 35,169,377 shares of its common stock and paid $1,373,303.
The accounting for this $12,141,921 of debt prior to its extinguishment was as follows:
•	At issuance and modification
•	Because of the beneficial conversion feature of these two debentures, additional paid-in capital of $11,147,652 was recorded ($11,038,780 for the November 2004 debenture and $108,872 for the September 2005 debenture)

•	Non-cash discounts of $11,147,652 were reflected as a reduction in the outstanding balance of the Convertible Debentures, effectively making the initial carrying value of the liability for these debentures to be $994,269

•	Prepaid interest and expense of $3,668,970 were reflected as an asset on the Company’s balance sheet (prepaid interest of $1,538,970 and prepaid expense of $1,026,859 for the November 2004 debenture and prepaid interest of $1,103,141 for the September 2005 debenture)
•	Quarterly accounting
•	The non-cash discounts were being amortized over the life of the debentures as an Other expense using the effective interest method, effectively increasing the carrying value of the liability on the Company’s balance sheet each quarter (the cumulative amortization of the discounts at extinguishment was $1,471,648)

•	Prepaid asset was being amortized over the life of the debentures as an Other expense (the cumulative amortization at extinguishment was $2,924,262)
•	At extinguishment

•	The carrying value for the liability on the Company’s balance sheet for these debentures was $2,465,917 ($994,269 initial carrying amount, plus $1,471,648 cumulative amortization of non-cash discounts)

•	The balance of the prepaid asset was $744,708 ($3,668,970 initial asset less $2,924,262 cumulative amortization)
In order to extinguish these debentures, the Company transferred assets to the debt holders with a fair market value of $1,373,303 (cash) and $3,516,938 (35,169,377 shares at $0.10 per share), for a total fair market value of $4,890,241. The loss generated from the extinguishment therefore was $3,169,032, which is equal to shortfall of the $2,465,917 carrying value of the debt (less the $744,708 prepaid asset balance), over the $4,890,241 fair market value of the assets transferred.
This treatment is based on the rules outlined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (as amended by FAS 145) and EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.
NOTE 11 — LEASES
At September 30, 2006, we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease is accounted for as an operating lease.
Rental expense for office space and equipment was $54,449 and $34,392 for the three months ending September 30, 2006 and 2005, respectively. Rental expense for office space and equipment was $142,225 and $153,338 for the nine months ending September 30, 2006 and 2005, respectively.
NOTE 12 — NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net loss	$(5,755,298)	$(1,801,962)	$(10,895,130)	$(6,212,175)
Weighted average common shares outstanding	42,949,334	14,482,296	26,817,575	14,534,633

Dilutive effect of outstanding warrants and options	—	—	—	—
Diluted common shares	42,949,334	14,482,296	26,817,575	14,534,633

Basic net loss per share	$(0.13)	$(0.12)	$(0.41)	$(0.43)
Diluted net loss per share	$(0.13)	$(0.12)	$(0.41)	$(0.43)

No outstanding warrants or options were considered dilutive for the three and nine months ended September 30, 2006 and 2005 because the Company had a net loss.

The following is a schedule of potential dilution as of September 30, 2006.
Outstanding and exercisable at September 30, 2006                                                      54,799,885

		Dollar	Exercise
		amount of	price/
		Convertible	Convertible	Shares	Remaining
Instrument	Description	Debt	price	Exercisable	life (years)
Warrant	October 8, 2003 stock purchase	N/A	$1.90	578,947	—
Warrant	August 31, 2004 Convertible debt	N/A	$0.60	499,999	2.9
Warrant	November 2004 Convertible debt	N/A	$0.01	3,365,841	3.2
Warrant	September 30, 2005 Convertible debt	N/A	$0.01	4,016,872	4.0
Warrant	Consulting Services	N/A	$5.00	250,000	2.7
Warrant	Consulting Services	N/A	$6.00	250,000	2.7
Convertible Debt	July 31, 2006	5,063,291	$0.10	50,632,912	2.8
Warrant	July 31, 2006 Convertible Debt	N/A	$0.10	50,632,912	3.8
Options	Employee options	N/A	$0.33	1,852,000	9.4
Options	Employee options	N/A	$0.11	1,928,500	10.0

Potential additional shares as of September 30, 2006				114,007,983

Total potential shares as of September 30, 2006				168,807,868

The following table summarizes stock purchase warrant activity during the nine months ended September 30, 2006 and the year ended December 31, 2005 and 2004:

			Weighted
			average
		Exercise	exercise
	Number of	price	price per
	shares	range	share

Outstanding at December 31, 2003	1,010,526	$0.87-$1.90	$1.59
Granted	6,503,618	$0.95-$6.00	$1.67
Exercised	(216,888)	$0.87-$1.90	$1.50
Canceled	(214,691)	$0.87	$0.87

Outstanding at December 31, 2004	7,082,565	$0.95-$6.00	$1.45
Granted	5,665,708	$0.01-$0.69	$0.03
Exercised	(407,407)	$0.01	$0.01
Canceled	(157,037)	$0.01-$3.00	$2.30

Outstanding at December 31, 2005	12,183,829	$0.01-$6.00	$0.39
Granted	50,682,909	$0.10-$0.69	$0.10
Exercised	(2,740,805)	$0.01	$0.01
Canceled	(531,362)	$0.01-$3.00	$1.62

Outstanding at September 30, 2006	59,594,571	$0.01-$6.00	$0.15

NOTE 13 — COMMITMENTS AND CONTINGENCIES
Licensing Agreements
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For 2006, the agreement calls for a minimum payment of $265,000, with royalties being paid on a sliding scale of 5% in excess of $5,300,000 to 1% on annual premiums over $100,000,000. In addition, common stock purchase warrants are issued each year on a sliding scale of 25,000 warrants when annual premiums exceed $10,000,000 up to 100,000 warrants when annual premiums exceed $100,000,000. For purposes of this agreement, the term “premiums” is limited to premiums on all “Petshealth Care Plan” insurance policies or other policies utilizing the Licensed Property. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $103,674 and $77,416 for the three months ended September 30, 2006 and 2005, respectively. Amounts expensed under this agreement were $295,487 and $231,612 for the nine months ended September 30, 2006 and 2005, respectively.
On February 23, 2006 the Company has entered into a three-year strategic partnership with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their more than one million loyal supporters. Under this agreement, we are obligated to pay a minimum royalty of $83,750 per quarter ($335,000 per year). The agreement provides for additional royalties based on the number of quotes and policies issued through ASPCA related marketing campaigns. The additional royalties are only payable if they exceed the minimum royalty of $335,000 per year. Amounts expensed under this agreement were $83,750 for the three months ended September 30, 2006. Amounts expensed under this agreement were $223,333 for the nine months ended September 30, 2006.
Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are Petsmarketing, W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The ultimate outcome of this suit or any litigation is uncertain. While the Company believes that this action is without merit, it is currently discussing a possible settlement. The Company believes that any settlement would not materially affect its liquidity or financial condition.
In addition to the foregoing, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, the Company’s future results of operations or cash flow could be materially impacted in a particular period.
NOTE 14- RELATED PARTY TRANSACTIONS
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
NOTE 15 — SHARE-BASED COMPENSATION
Employee Share-Based Compensation
Pursuant to the Restricted Stock Agreement between the Company and its Chief Marketing Officer, Christopher Edgar, executed February 9, 2006, 2,000,000 shares of restricted stock were granted to Christopher Edgar effective January 20, 2006. The 2,000,000 shares vest equally at 500,000 on March 31, 2006; June 30, 2006; September 30, 2006 and December 31, 2006. The Company valued the 2,000,000 shares at $360,000 and will expense the shares as they vest equally at $90,000 on March 31, 2006; June 30, 3006; September 30, 2006 and December 31, 2006. The shares were valued at the closing price of the Company’s stock on the effective grant date (January 20, 2006), in accordance with SFAS No. 123(R), “Share-Based Payment.”

Employee Share-Based Options
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” At September 30, 2006, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $208,990 for the three months ended September 30, 2006. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $520,744 for the nine months ended September 30, 2006. The Company did not recognize an income tax benefit during the nine months ended September 30, 2006.
The fair value of the Company’s employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all options granted during 2006:

FAS No. 123R
Expense
2006
Risk-free interest rate	4.69%-5.03%
Expected life of options	1 year
Expected dividend yield of stock	0%
Expected volatility of stock	152%-273%
Forfeiture rate	0%
2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. The 2006 Stock Option Plan was adopted during February 2006 to replace the Company’s 2004 and 2002 Stock Option Plans that were terminated in February 2006; as a result, signed releases were obtained from individuals who may have been granted options under the plan. On September 11, 2006, the Board of Directors of the Company amended the Hartville Group, Inc. 2006 Stock Option Plan. The amendment to the 2006 Stock Option Plan increased the total number of shares of the Company’s Common Stock, reserved and available for issuance under the 2006 Stock Option Plan from 2,500,000 shares to 20,000,000 shares. There were no other amendments to the 2006 Stock Option Plan. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. There were 3,749,000 options remaining in the 2006 Stock Option Plan at September 30, 2006. The unvested options outstanding at September 30, 2006 vest as shown below.

2006
	Fourth Quarter	$2,143,500
2007
	First Quarter	$3,553,500
	Second Quarter	$3,553,500
	Third Quarter	$1,625,000
	Fourth Quarter	$1,625,000

		$12,500,500

A summary of the Company’s non-qualified share-based option activity and related information for the nine months ended September 30, 2006 is shown in the following table:

	2006
		Weighted-
		Average
	Optioned	Exercise
	Shares	Price
Outstanding at January 1, 2006	—
Granted	2,077,000	$0.33
Exercised	—
Forfeited	—
Expired	—

Outstanding at March 31, 2006	2,077,000	$0.33

Granted	—
Exercised	—
Forfeited	—
Expired	—

Outstanding at June 30, 2006	2,077,000	$0.33

Granted	14,214,000	$0.11
Exercised	—
Forfeited	(40,000)	$0.33
Expired	—

Outstanding at September 30, 2006	16,251,000	$0.14

Exercisable at September 30, 2006	3,750,500
A summary of outstanding and exercisable options at September 30, 2006 is as follows:

Outstanding			Exercisable
Weighted-
	Weighted-	Average		Weighted-
	Average	Remaining		Average
Optioned	Exercise	Contractual	Optioned	Exercise
Shares	Price	Life (years)	Shares	Price
16,251,000	$0.14	10	3,750,500	$0.22

A summary of the status of the Company’s non-vested shares as of September 30, 2006 and changes during the nine months ended September 30, 2006 is as follows:

		Weighted-Average
Nonvested Shares	Shares	Grant-Date Fair Value
Nonvested at January 1, 2006	—	$—
Granted	2,077,000	$386,114
Vested	(1,364,500)	$(253,660)
Forfeited	—	$—

Nonvested at March 31, 2006	712,500	$132,454

Granted	—	$—
Vested	(312,500)	$(58,094)
Forfeited	—	$—

Nonvested at June 30, 2006	400,000	$74,360

Granted	14,214,000	$1,300,581
Vested	(2,103,500)	$(208,990)
Forfeited	(10,000)	$(1,859)

Nonvested at September 30, 2006	12,500,500	$1,164,092
As of September 30, 2006, there was $1,164,092 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. These unrecognized compensation costs are expected to be recognized as follows:

2006
	Fourth Quarter	$216,426
2007
	First Quarter	$325,145
	Second Quarter	$325,145
	Third Quarter	$148,688
	Fourth Quarter	$148,688

	Total Unrecoginized Compensation Cost	$1,164,092

Non-Employee Share-Based Compensation
Effective January 1, 2006, the Company adopted Financial SFAS No. 123(R), “Share-Based Payment.” Previously, for share-based payments made to non-employees the Company followed EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Total share-based expense, recognized in general and administrative expenses, aggregated $29,232 as of September 30, 2006 for 200,000 warrants issued to the Company’s investor relations firm.
The fair value of the Company’s employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all warrants granted:

FAS No. 123R
Expense
2006
Risk-free interest rate	3.32% — 4.82%
Expected life of options	1 year
Expected dividend yield of stock	0%
Expected volatility of stock	75% — 385%
Forfeiture rate	0%

NOTE 16 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	company	Total
Three Months Ended September 30, 2006
Gross Revenue	$—	$513,523	$975,808	$1,489,331
Operating income (loss)	$(75,950)	$(1,588,900)	$(3,848)	$(1,668,698)
Operating income (loss) %	0.0%	-309.4%	-0.4%	-112.0%
Total assets	$2,596,363	$2,414,546	$1,469,504	$6,480,413
Three Months Ended September 30, 2005
Gross Revenue	$—	$246,330	$787,285	$1,033,615
Operating income (loss)	$(362,582)	$(1,123,622)	$128,236	$(1,357,968)
Operating income (loss) %	0.0%	-456.1%	16.3%	-131.4%
Nine Months Ended September 30, 2006
Gross Revenue	$—	$1,388,799	$2,805,447	$4,194,246
Operating income (loss)	$(580,447)	$(4,433,250)	$140,173	$(4,873,524)
Operating income (loss) %	0.0%	-319.2%	5.0%	-116.2%
Nine Months Ended September 30, 2005
Gross Revenue	$—	$745,454	$2,407,755	$3,153,209
Operating income (loss)	$(949,537)	$(3,880,466)	$(26,118)	$(4,856,121)
Operating income (loss) %	0.0%	-520.6%	-1.1%	-154.0%
December 31, 2005
Total assets	$3,551,393	$3,615,741	$2,250,517	$9,417,651

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
Refinancing Risk
Effective August 1, 2006, the Company entered into a Conversion Agreement and Release (Agreement) for the $12,141,921 of convertible debt that was scheduled to be due November 2006. The Agreement provided that each such holder could elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Company’s Common Stock at a conversion price of $0.15 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In redeeming this debt, the Company issued 35,169,377 shares of its common stock and paid $1,373,303.
The extinguishment of this convertible debt has eliminated this risk for the Company.
Working Capital Risk
The Company has negative cash flows from operations during the nine months ended September 30, 2006 of ($3,049,828) and an accumulated deficit of ($28,176,127) as of September 30, 2006. The negative cash flow has resulted in working capital requirements which reach beyond current cash balances.
A number of steps have been taken during the fiscal year to improve our profitability and our working capital situation, including:
•	We have improved the terms of our policies so that each policy will be more profitable, including:
•	7% premium increase

•	5% premium tax passed through to customers

•	Added 2.5% of premium fee for handling claims

•	$10 policy holder fee

•	Elimination of a 1.5% broker fee for reinsurance

•	Improved annual bonus commission for reaching certain loss goals
•	We have also improved our marketing efforts in order to generate additional revenue, including several actions taken in February 2006:
•	We hired a Chief Marketing Officer

•	We entered into a three-year strategic partnership with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance

•	Launched a brand-new private-label pet insurance program developed in conjunction with the ASPCA in September
On July 31, 2006, the Company entered into a Securities Purchase Agreement with certain existing stockholders and debenture holders of the Company, which provided a net of approximately $2,600,000 of additional working capital.
The working capital risk continues to raise substantial doubt about the Company’s ability to continue as a going concern, because there can be no assurance that the Company will improve cash flow from operations and attain profitability.
Results of Operations
Three months ended September 30, 2006 compared to three months ended September 30, 2005
Total premiums were $1,951,816 of which $975,808 was retained by Hartville Re for the three months ending September 30, 2006, compared to the three months ending September 30, 2005, where total premiums were $1,569,796 of which Hartville Re retained $787,285. The premium amount retained increased by $188,523 (24%) which was due primarily to the increase in total premiums. The number of pets insured at September 30, 2006, was 27,149, an increase of 1,094 (4.2%) pets for the three months ending September 30, 2006. The number of pets insured at September 30, 2005, was 23,982 with an increase of 1,117 (4.9%) pets for the three months ending

September 30, 2005. Total premiums for the three months ending September 30, 2006 are more than the comparative period of 2005 due to an increase of 3,167 (13%) of pets insured and also an increase in the average premium per pet.
Losses for the three months ending September 30, 2006 of $611,977 were $215,761 (54%) higher than losses of $396,216 for the comparative period of 2005. The higher losses were a result of adjusting the 2005 claims reserve from a 60% loss ratio at June 30, 2005 to 56% at September 30, 2005. This adjustment caused the losses to appear to be lower for the three months ended September 30, 2005.
Ceded costs for the three months ending September 30, 2006 of $326,252 were $78,244 (32%) higher than ceded costs of $248,008 for the comparative period of 2005. The higher ceded costs were a result of the higher retained premium and the 2.5% premium fee for handling claims
Commission income earned by Petsmarketing of $513,523 for the three months ending September 30, 2006 was $267,193 (108%) higher than commission income earned of $246,330 for the comparative period of 2005. This increase in commission income was due to the increase in total premiums, the addition of a 2.5% premium fee for handling claims, the implementation of the $10 annual policy holder fee, and the 5% premium tax passed through to customers, which was previously paid by Petsmarketing.
General and administrative expenses of $2,219,800 for the three months ending September 30, 2006 were $472,441 (27%) higher than general and administrative expenses of $1,747,359 for the comparative period of 2005.
General and administrative expenses increased due primarily to the following factors, including:
•	Compensation increased by $394,000 due to the following factors:
•	$209,000 due to the valuation and expensing of 2,103,500 vested options to employees

•	$90,000 due to the valuation and expensing of 500,000 vested shares of restricted stock issued to an employee

•	$95,000 due to the expansion of staff from the increased marketing efforts
•	Marketing expenses increased by $317,000 due to the strategic partnership with the ASPCA and the utilization of direct marketing campaigns

•	Professional, audit and legal fees decreased $232,000 due mainly to the cost of restating the financial statements in 2005
Other income decreased $3,348 (15%) to $18,310 for the three months ending September 30, 2006 from $21,658 for the comparative period of 2005. Other income consists primarily of interest income on cash accounts.
Other expenses increased $470,226 (101%) to $935,878 for the three months ending September 30, 2006 from $465,652 for the comparative period of 2005. The increase in other expenses was primarily from the amortization of prepaid interest on the September 30, 2005 convertible debt and the amortization of the discount of debt from the November 2004 convertible debt. A detailed schedule is included in Note 9 of the consolidated financial statements.
Loss on extinguishment of debt was $3,169,032 for the three months ended September 30, 2006. A detailed explanation of the calculation of the loss is included in Note 10 of the consolidated financial statements.
Nine months ended September 30, 2006 compared to nine months ended September 30, 2005
Total premiums were $5,608,634 of which $2,805,447 was retained by Hartville Re for the nine months ending September 30, 2006, compared to the nine months ending September 30, 2005, where total premiums were $4,643,667 of which Hartville Re retained $2,407,755. The premium amount retained increased by $397,692 (16%) which was due primarily to the increase in total premiums. The number of pets insured at September 30, 2006, was 27,149, an increase of 2,793 (11%) pets for the nine months ending September 30, 2006. The number of pets insured at September 30, 2005, was 23,982 with an increase of 3,078 (15%) pets for the nine months ending September 30, 2005. Total premiums for the nine months ending September 30, 2006 are more than the comparative period of 2005 due to an increase of 3,167 (13%) of pets insured and also an increase in the average premium per pet.
Losses for the nine months ending September 30, 2006 of $1,642,555 were $6,168 (0.4%) higher than losses of $1,636,387 for the comparative period of 2005.
Ceded costs for the nine months ending September 30, 2006 of $924,304 were $178,715 (24%) higher than ceded costs of $745,589 for the comparative period of 2005. The higher ceded costs were a result of the higher retained premium and the 2.5% premium fee for handling claims.

Commission income earned by Petsmarketing of $1,388,799 for the nine months ending September 30, 2006 was $643,345 (86%) higher than commission income earned of $745,454 for the comparative period of 2005. This increase in commission income was due to the increase in total premiums, the addition of a2.5% premium fee for handling claims, the implementation of the $10 annual policy holder fee, and the 5% premium tax passed through to customers, which was previously paid by Petsmarketing.
General and administrative expenses of $6,500,911 for the nine months ending September 30, 2006 were $873,557 (16%) higher than general and administrative expenses of $5,627,354 for the comparative period of 2005.
General and administrative expenses increased due primarily to the following factors, including:
•	Compensation increased by $791,000 due to the following factors:
•	Increased $521,000 due to the valuation and expensing of 3,780,500 vested options to employees

•	Increased $270,000 due to the valuation and expensing of 1,500,000 vested shares of restricted stock issued to an employee
•	Marketing expenses increased $600,000 due to the strategic partnership with the ASPCA and the utilization of direct marketing campaigns

•	Professional, audit and legal fees decreased $430,000 due mainly to the cost of restating the financial statements in 2005 and from the Company discontinuing the pursuit of acquiring a property & casualty insurance company

•	Travel and entertainment decreased $57,000 due to managements focus on a disciplined approach to discretionary expenses
Other income decreased $33,875 (39%) to $53,141 for the nine months ending September 30, 2006 from $87,016 for the comparative period of 2005. Other income consists primarily of interest income on cash accounts.
Other expenses increased $1,462,645 (101%) to $2,905,715 for the nine months ending September 30, 2006 from $1,443,070 for the comparative period of 2005. The increase in other expenses was primarily from the amortization of prepaid interest on the September 30, 2005 convertible debt and the amortization of the discount of debt from the November 2004 convertible debt. A detailed schedule is included in Note 9 of the consolidated financial statements.
Loss on extinguishment of debt was $3,169,032 for the nine months ended September 30, 2006. A detailed explanation of the calculation of the loss is included in Note 10 of the consolidated financial statements.
Three and nine months ended September 30, 2005 and September 30, 2004
Total premiums were $1,569,796 of which $787,285 was retained by Hartville Re for the three-month period ending September 30, 2005, compared to the three-month period ending September 30, 2004, where total premiums were $1,464,869 of which Hartville Re retained $1,340,007. For the nine months ended September 30, 2005, total premium was $4,643,539 of which Hartville Re retained $2,407,755 compared to total premium of $5,084,316 with $1,403,243 being retained for the nine months ended September 30, 2004. The approximate change in pets insured for the three-month period ending September 30 was a 1,117 increase in 2005, compared to a 2,420 decrease in 2004. The approximate change in pets insured for the nine-month period ending September 30 was a 3,078 increase in 2005, compared to a 4,035 decrease in 2004. Total premiums for 2005 are less than the comparative period of 2004 primarily due to the AKC business which was not renewed, and whose policies ran off through March of 2005. Hartville Re had lower reinsurance percentage for the three-month period ended September 30 2005, as compared to 2004 but a higher reinsurance percentage for the nine-month period ended September 30, 2005, as compared to 2004 (see table below for detail).

		HARTVILLE RE REINSURANCE PERCENTAGE
QUARTER	TIME FRAME	2005	2004
First quarter	January — March	50%	0%
Second quarter	April — June	50%	0%
Third quarter	July — August 15	50%	100%
	August 15 — September	50%	100% (existing policies)
			0% (new & renewed policies)
Commissions earned by Petsmarketing Insurance.com for the three months ended September 30 2005 and 2004, were $246,330 and $735,972, respectively. For the nine months ended September 30, 2005 and 2004, commissions earned were $745,454 and $1,748,846, respectively. The decrease from the nine months ended September 30, 2004, was due to recognition of a sliding scale commission in the third quarter of 2004 of $325,794. In addition, commission percentage has decreased from 2004 to 2005 (see table below for detail).

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
On July 31, 2006, the Company entered into a Securities Purchase Agreement with certain existing stockholders and debenture holders of the Company, which provided approximately $2,600,000 of additional working capital.
Sources and Uses of Cash — Operations
Net cash used for operating activities unfavorably increased $537,879 (21%) to $(3,049,828) for the nine months ended September 30, 2006 from $(2,511,949) for the comparable period of 2005. Net cash used for operating activities unfavorably increased due to a number of factors, including:
•	Net loss increased $4,683,000 due mainly to the $3,169,000 loss on extinguishment of debt, other significant items are explained in the Results of Operations

•	Other receivables decreased $2,036,000 due to the Company receiving approximately $2,300,000 on April 11, 2005 which represented the agreed upon recoverable costs from the property & casualty insurance company not acquired
     These unfavorable increases were off-set by several favorable decreasing items, including:
•	Loss on extinguishment of debt unfavorably increased $3,169,000 due to the Company retiring the November 2004 and September 2005 convertible debt

•	Amortization of discount of increased $1,379,000

•	Share-based compensation increased $820,000 due to the valuation and expensing of:
•	1,500,000 vested shares of restricted stock issued to an employee

•	3,780,500 vested options issued to employees

•	200,000 warrants issued to the Company’s investor relations firm
•	Prepaid expenses increased $558,000 as a result of the extinguishment of the November 2004 and September 2005 convertible debt and the write-off of the associated prepaid items
Sources and Uses of Cash — Investing
Net cash from (for) investing activities favorably increased $881,072 (79%) to $(227,473) for the nine months ended September 30, 2006 from $(1,108,545) for the comparable period of 2005. Net cash for operating activities increased due to a number of factors, including:
•	Deferred policy acquisition costs favorably decreased $603,000 due to the Company’s termination of a former marketing program

•	Additions to property and equipment favorably decreased $305,000 due mainly to the Company having leasehold improvements for the new office, which it moved to in March 2005
Sources and Uses of Cash — Financing
Net cash from (for) financing activities favorably increased $2,115,468 (866%) to $2,359,788 for the nine months ended September 30, 2006 from $244,320 for the comparable period of 2005. The favorable increase resulted from the proceeds received of $4,000,000 on July 31, 2006 from the convertible debenture. Of the $4,000,000 proceeds received $1,248,600 and $124,703 was used to pay in full the November 2004 and September 2005, respectively, convertible debenture holders who selected to receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In addition, $202,235 was used to pay in full the March 23, 2005 note with a financial institution.
Notes Payable and Convertible Debentures
     On October 17, 2003, the Company completed a $5,000,000 private placement of its common stock. Pursuant to the purchase agreement, the Company was required to register the shares of common stock purchased by the investors and the shares of common stock issuable upon exercise of the warrants within six months after the closing of the transaction. As of September 30, 2005, the Company had not registered the shares. As a result of the failure of the Company to register the shares within the six month period, the Company was obligated, pursuant to the purchase agreement, to pay liquidated damages to the investors in the amount of 12% of the purchase price per annum until such time as the shares are registered. A majority of these equity holders waived their rights to liquidated damages from August 1, 2005 forward.

In November 2004, the Company raised $11,038,780 using Convertible Debentures due November 11 and 26, 2006, which included Warrants. The convertible debt is for 2 years with a 7% coupon. The full amount of interest was prepaid. The conversion price in effect at any conversion date was set to be equal to the lesser of $2.25 (subject to adjustment) or 80% of the average of the five closing prices immediately prior to such conversion date, provided, however, that the Conversion Price shall never be equal to a price lower than $0.95 (subject to adjustment). This price was amended on February 17, 2005, to a conversion price of $0.95 per share and further amended on July 29, 2005, to a price of $0.75 per share. The warrants are five year warrants to purchase up to 4,906,124 shares of common stock at an exercise price, after giving effect to the July 29, 2005, amendment, of $0.75 a share. The Company had an obligation, pursuant to registration rights agreement, to register for resale the shares underlying the Convertible Debentures and the Warrants by June 30, 2005 in order to avoid paying liquidated damages to investors. As the securities were not registered by June 30, 2005, the Company entered into the July 29, 2005, amendment which reduced the conversion price and warrant exercise price to $0.75 per share. In consideration of the reduced conversion and exercise price, the purchasers agreed to forbear any rights to liquidated damages if a registration statement covering the shares subject to the convertible debentures and the warrants was effective on or prior to September 30, 2005. If a registration statement was not effective by September 30, 2005, the purchasers were entitled to demand liquidated damages as set forth in the purchase agreement, applied retroactively to December 21, 2004. Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the convertible debt due November 2006 for $1,248,600 of cash and 3,197,187 of the Company’s common stock.
The debenture holders have agreed to waive their rights to liquidated damages due to the Company’s failure to have a registration statement effective by September 30, 2005, and to waive all registration obligations until the maturity of the debentures in November 2006, at which point the underlying shares will become freely tradable without restriction under Rule 144(k), provided that the Company use its “best efforts” to cause the underlying shares to be registered as soon as possible. In exchange for this waiver, the Company has granted the holders new “payment in kind” (PIK), convertible debentures, which effectively increase the future interest rate from the original prepaid 7% coupon, to a prepaid 15% rate. These new debentures are convertible into the Company’s stock at $.20 per share. In addition to the PIK debentures, the Company also agreed to reset the exercise price of the warrants associated with the original debentures to $.01 per share, as well as granting new warrants related to the PIK debentures at the same exercise price. No adjustment was made to the conversion price of the original debentures, currently set at $.75 per share. Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the convertible debt due November 2006 for $124,703 of cash and 319,751 of the Company’s common stock.
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
On July 31, 2006, the Company completed and issued $5,063,291 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 50,632,912 shares of common stock. This convertible debt carries a 7% annual coupon. The full amount of interest of $1,063,291 was prepaid. Of the funds received, $1,248,600 and $124,703 was used to pay in full the November 2004 and September 2005, respectively, convertible debenture holders who selected to receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In addition, $202,235 was used to pay in full the March 23, 2005 note with a financial institution. The conversion price for the convertible debentures and the exercise price of the warrants were set at $0.10.
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
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $453,340 and $382,819 in trust funds at September 30, 2006 and December 31, 2005, respectively.

Critical Accounting Estimates
The most significant estimate that the Company’s management makes is the reserve for future losses. Such estimates are based on many variables including historical and statistical information, along with other factors. The Company’s management utilizes an independently prepared actuarial report for its determination of reserves and believes that the estimate of the reserve for claims is reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are periodically reviewed throughout the year and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided. The Company’s independent actuary, Philip Heckman, Ph.D., ACAS, MAAA of Heckman Actuarial Consultants, Ltd., has conducted actuarial studies with updates on the overall experience, rate adequacy, and reserve requirement provisions. Management generally discusses the development, selection and disclosure of the reserve for future losses with the Company’s Board of Directors, and reviews the details of this estimate with the Company’s Audit Committee. We are currently reserving for future claims at a claims loss ratio of 56%, based on this actuarial work. The “claims loss ratio” (claims paid [excluding all loss adjustment expenses] plus claims reserves, divided by premiums earned) has ranged between 50% and 62%.
Provided for comparison purposes is the Company’s income statement, which was reported using an estimated claims loss ratio of 56%, compared to a favorable claims loss ratio of 50% and an unfavorable claims loss ratio of 60%. The purpose of this table is to provide a sensitivity analysis on our results of operations assuming exaggerated claims loss ratios.
For the nine months ended September 30, 2006

		Favorable Claims	Unfavorable Claims
	As Reported	Loss Ratio	Loss Ratio
Premiums	$2,805,447	$2,805,447	$2,805,447
Losses	(1,642,555)	(1,545,409)	(1,809,256)
Ceded costs	(924,304)	(981,145)	(900,121)

Reinsurance results	238,588	278,893	96,070

Commission income	1,388,799	1,502,563	1,340,556
General and administrative	(6,500,911)	(6,500,911)	(6,500,911)

Operating loss	(4,873,524)	(4,719,455)	(5,064,285)

Other income	53,141	53,141	53,141
Other expense	(2,905,715)	(2,905,715)	(2,905,715)
Loss on extinguishment of debt	(3,169,032)	(3,169,032)	(3,169,032)

Loss before taxes	(10,895,130)	(10,741,061)	(11,085,891)

Provision for taxes	—	—	—

NET LOSS	$(10,895,130)	$(10,741,061)	$(11,085,891)

Net loss per common share	$(0.41)	$(0.40)	$(0.41)

Weighted average common shares outstanding	26,817,575	26,817,575	26,817,575
Commissions were adjusted for the favorable claims loss ratio due to recognizing a performance-based commission that Petsmarketing would receive for the claims loss ratio being below 57.5% (the performance-based commission slides from a loss ratio of 57% to 52.5% with the performance-based commission sliding point for point from 0.5% to 5%, respectively). This additional commission increases the ceded costs of the insurance companies in the same ratio as their share of risk (50% current carrier, 50% Hartville Re). Therefore, net effect of obtaining the additional performance based commission is two and one-half percent (five percent times 50% share).

Share-Based Awards
     Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” At September 30, 2006, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $298,990 for the three months ended September 30, 2006. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $819,976 for the nine months ended September 30, 2006. The Company did not recognize an income tax benefit for the six months ended September 30, 2006.
Item 3. Controls and Procedures
Management has concluded that the Company’s controls over accounting disclosures and related procedures are effective as of September 30, 2006. The Company has recently instituted, and will continue to monitor, corrective actions with respect to prior significant deficiencies in our internal controls. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated these significant deficiencies with respect to the preparation of this Quarterly Report on Form 10-QSB such that the information required to be disclosed in this Form 10-QSB has been recorded, processed, summarized and reported correctly.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are Petsmarketing, W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The ultimate outcome of this suit or any litigation is uncertain. While the Company believes that this action is without merit, it is currently discussing a possible settlement. The Company believes that any settlement would not materially affect its liquidity or financial condition.
In addition to the foregoing, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, the Company’s future results of operations or cash flow could be materially impacted in a particular period.
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

November 20, 2006	/s/ Dennis Rushovich
Dennis Rushovich
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

November 20, 2006	/s/ Christopher R. Sachs
Christopher R. Sachs
Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)

Exhibit Index

Exhibit No.	Description

EX 31.1	Certification

EX31.2	Certification

EX32.1	Certification