Form 10KSB
period 2006-12-31
HARTVILLE GROUP INC
filed 2007-04-02
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐   NO ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑   NO ☐
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐   NO ☑
State issuer’s revenues for its most recent fiscal year: $6,719,063.
State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 17,673,902 shares held by non-affiliates and the closing price of $0.15 per share for Common Stock in the over-the-counter market as of March 15, 2007): $2,651,085. Shares of voting stock held by each officer and director and by each person known to the registrant owns 5% or more of the outstanding voting stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the issuer’s common stock, par value $.001, outstanding as of March 15, 2007: 55,799,885 shares.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrants’ proxy statement for its 2007 annual meeting of shareholders are incorporated herein by reference in response to Part III of this Form 10-KSB.
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

Item 1. Business Overview
Hartville Group, Inc. was incorporated in the State of Nevada on February 1, 2001 as a holding company. Our subsidiaries include: Petsmarketing Insurance.com Agency, Inc., incorporated in the state of Ohio on March 27, 2000; Hartville Re, incorporated in the Cayman Islands on October 19, 2001 and Wag N Pet, Inc., formed in the state of Texas in July 2004. The Company is organized into three reportable segments: the holding company (Hartville Group, Inc.), the insurance agency (Petsmarketing Insurance.com Agency, Inc.), and the reinsurance company (Hartville Re formerly known as Hartville Insurance Company, LTD). Our corporate office is located at 3840 Greentree Avenue SW, Canton, Ohio 44706.
Our financial information is available for free to investors in our website at www.hartvillegroup.com.
Hartville Group currently generates revenue from two sources. First, commissions on the sale of pet insurance policies and second, reinsurance premiums from our reinsurance company retaining a portion of the pet insurance risk from the Underwriters.
The following chart explains how a hypothetical $100 premium is divided based on our existing agreements.
Hartville Group, Inc.
Flow Chart of Hypothetical Example Using Current Agreements

Principal Product
Our business is the sale and administration of pet insurance, which is a niche insurance product designed to help cover the veterinary expenses of dogs and cats. Our products are sold under an assortment of brands (including ASPCA Pet Health Insurance, Petshealth Care Plan and Healthy Bark and Purr) and each brand includes multiple plans. Plans are individually designed and cover a variety of costs including preventive care, illness or injury (accident) and range in incident and policy limits. Pet owners may use any licensed veterinarian in the United States, its possessions, territories and Canada; all plans provide a thirty-day risk free trial. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund.
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
Royalty Agreements and Trademarks
In February 2006, the Company entered into a strategic partnership agreement with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their more than one million loyal supporters. Pursuant to this agreement, we are committed to pay a royalty guarantee of $335,000 per year. Additionally, the Company is committed to a concurrent developmental of a contingency royalty based on the effectiveness of marketing campaigns utilizing the ASPCA Pet Insurance branded product sales. Product sales generated under the ASPCA trademark, payable in amounts in excess of the royalty guarantee. Amounts paid under this agreement for the year ended December 31, 2006, were $279,167.
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For fiscal year 2006, the agreement called for a minimum payment of $265,000, with royalties being paid on a sliding scale of 5% in excess of $5,300,000 to 1% on annual premiums over $100,000,000. In addition, common stock purchase warrants are issued each year on a sliding scale of 25,000 warrants when annual premiums exceed $10,000,000 up to 100,000 warrants when annual premiums exceed $100,000,000. For purposes of this agreement, the term “premiums” is limited to premiums on all “Petshealth Care Plan” insurance policies or other policies utilizing the Licensed Property. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $408,151 and $316,180 for the years ended December 31, 2006 and 2005, respectively.
We have a number of trademarks which are used to market our products.
Government Regulation and Licenses
Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America and the District of Columbia regulates the conduct of insurance business within its borders through a Department of Insurance. These Departments set forth the policies of insurance that may be sold in these states and licenses all people that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.com Agency, Inc. is licensed by Departments of Insurance in 49 states including the District of Columbia.
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

Employees
We employed 83 employees as of March 15, 2007, of which 78 were full time employees.
RISK FACTORS
We will require continued financing to meet our working capital needs.
We had negative cash flows from operations during 2006 of ($3,167,104) and a total accumulated deficit of ($28,443,960) as of December 31, 2006. The negative cash flow has resulted in working capital requirements for the upcoming year which are greater than our current cash balances at December 31, 2006. Depending on our operating results in fiscal 2007, we may need to raise additional capital to continue to fund the Company’s operations and marketing programs. In early fiscal 2007 we received $2,000,000 additional working capital by means of debt funding, with a firm commitment for an additional $2,000,000 of working capital through a committed line of credit (see footnote 18, Subsequent Events in the consolidated financial statements for further details).
Many other pet insurance companies have gone out of business and without development and growth we may not be able to continue as a viable entity.
There have been numerous companies that have sold or attempted to sell pet insurance in the United States, but are either no longer selling pet insurance or have gone out of business. We believe that the development and growth of the market for pet insurance depends primarily on the effectiveness of our marketing activities in developing consumer awareness and acceptance. We may not be able to maintain adequate capitalization to finance our future growth, overcome the lack of consumer awareness and acceptance, and achieve sustained profitability. However, it should be noted that we have experienced recent success with our marketing programs where we added 5,024 pets in the last two months of 2006, compared to 2,972 pets for the first ten months.
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
We incurred net losses in fiscal years 2006 and 2005. We cannot predict whether our business will achieve or sustain profitability in any future period.
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
Our revenues are dependent upon policyholder retention, that is, pet owners not cancelling current products and renewing their policies year after year. As a result, our business is dependent upon our ability to continually renew policies from our clients. This process is dependent upon our ability to successfully compete against our competitors, maintain positive relationships with our policyholders, promote our brand name, and provide exceptional customer services and claim processing turnaround. If we fail to do so, our revenues will be negatively affected.
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
Dilution of our stock is probable because of the number and price of warrants and convertible debt outstanding.
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

Item 2. Description of Property
We lease a 12,395 square foot office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015, which includes an expansion option for additional space. There are no properties owned by the Company.
Item 3. Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. All parties have entered into a settlement agreement that is currently subject to the approval of the United States Bankruptcy Court. The settlement agreement requires us to issue 2,000,000 shares of our Common Stock to the plaintiffs. It is anticipated that approval will occur in the second quarter of 2007.
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
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted for a vote of stockholders during the fourth quarter of the year ended December 31, 2006.
Part II
Item 5. Market for Common Equity and Related Stockholder Matters
Hartville Group’s Common Stock trades on the Over-the-Counter Bulletin Board under the symbol HTVL. The high and low closing bid information for our Common Stock during the year ended December 31, 2006, is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker. The prices below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low
Fiscal 2005
March 31, 2005	$1.72	$0.64
June 30, 2005	$0.69	$0.64
September 30, 2005	$0.62	$0.18
December 31, 2005	$0.20	$0.10
Fiscal 2006
March 31, 2006	$0.36	$0.15
June 30, 2006	$0.21	$0.07
September 30, 2006	$0.15	$0.07
December 31, 2006	$0.21	$0.10
As of March 15, 2007, the number of stockholders of record of Common Stock was approximately 117. The number of stockholders of record, however, does not bear any relationship to the number of beneficial owners of our Common Stock as there may be a substantial number of stockholders whose shares are held of record by banks, brokers and other financial institutions.
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
During the fourth quarter of fiscal 2006, the Company did not repurchase any equity securities. Our Board has not approved any plan that provides for the repurchase of our Common Stock.
Equity Compensation Plan Information
Information relating to our Equity Compensation Plan Information will be included in our Proxy Statement relating to our 2007 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2006.
Recent Sales of Unregistered Securities
Extinguishment of Prior Years’ Debt
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
Item 6. Management’s Discussion and Analysis or Plan of Operation
The following discussion of the financial condition and results of operations of Hartville Group should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
This discussion contains forward-looking statements that involve risks and uncertainties. Hartville Group ‘s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to competition and overall market conditions.
Management’s Plans
The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and to generate positive cash flows to ensure the continuation of its business operations. In 2006, significant steps were taken to ensure the Company’s continued existence.

Refinancing Risk
At the beginning of 2006, the Company had $12,141,921 of convertible debt which was scheduled to mature in November 2006. In last year’s Form 10-KSB we stated that the refinancing risk related to the convertible debt could be resolved through a number of actions, including one (or several) of the following:
•	The convertible debt holders convert the debt into Common Stock

•	The convertible debt holders extend the maturity dates of the convertible debt

•	We refinance the convertible debt through existing or new investors
Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the $11,038,780 and $1,103,141 of convertible debt due November 2006. The Agreement provided that each such holder could elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Company’s Common Stock at a conversion price of $0.15 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In redeeming this debt, the Company issued 35,169,377 shares of its common stock and paid $1,373,303. In order to fund the cash portion of this debt redemption, the Company completed and issued $5,063,291 of three-year Convertible Debentures on July 31, 2006, together with four-year Warrants to purchase up to 50,632,912 shares of the Company’s common stock.
Working Capital Risk
In last year’s Form 10-KSB we stated that the Company had negative cash flows from operations during the fiscal year of ($1,043,319) and an accumulated deficit of ($17,280,997) as of the December 31, 2005. We also said that the negative cash flow had resulted in working capital requirements for the upcoming year which reach beyond the then current cash balances. Further, we stated that a number of steps had been taken to remove this working capital risk including (1) improving the Company’s profitability, (2) enhancing our marketing and (3) soliciting existing or new investors for additional capital.
In 2006, our profitability improvements resulted in a 181% increase in our commission income as discussed below in Results of Operations. Of the increase in commission income, $1,494,588 was due to a reduction of a liability which the Company had established in fiscal year 2005 for prior years’ treaties, where certain new facts and circumstances occurred during fiscal year 2006 eliminating the need for such liability. Adjusting commissions for reduction of the liability of $1,494,588, commissions were $1,852,165 for a $661,401 (56%) increase over 2005. That increase is attributable to the increase in total premiums, the addition of a 2.5% premium fee for handling claims, the implementation of the $10 annual policy holder fee, and the 5% premium tax passed through to customers, which was previously paid by Petsmarketing. Our marketing improvements resulted in total pets insured jumping from 24,356 at the end of 2005 to 32,352 at the end of 2006, an increase of 32.8%. The primary driver of this increase was the record sales in our 4th quarter. We sold 8,809 pet insurance plans in the 4th quarter of 2006, versus 4,181 plans in the 3rd quarter of 2006, an increase of 111%. Compared to the prior year’s 4th quarter total of 2,178 policy sales, the 4th quarter increase was 304%.
We were also successful in obtaining additional working capital from existing investors of $2,400,000 through the issuance of the three year Convertible Debentures on July 31, 2006. In addition, we received a commitment for an additional $4,000,000 of working capital by means of debt funding in early 2007, see footnote 18, Subsequent Events in the consolidated financial statements for further details on this commitment.
Results of Operations
Fiscal Year ended December 31, 2006 compared to fiscal year ended December 31, 2005
Total earned premiums for fiscal year 2006 of $7,080,350 were $759,935 (12%) higher than total premium of $6,320,415 for fiscal year 2005. Total premium increased primarily due to the increase in number of pets insured and average premium per pet. The number of pets insured at December 31, 2006, was 32,352, an increase of 7,996 (33%) pets for fiscal year 2006. By way of comparison, the number of pets insured at December 31, 2005, was 24,356 with an increase of 3,452 (17%) pets for the prior fiscal year 2005. Although the increase in number of pets insured was substantial, the effect on earned premium was muted because 71% (5,024 pets) were added in the last two months of the year. Therefore, we earned at most two months of premium in 2006 for the 5,024 additional pets (premiums are earned on a pro-rata basis over the period of the annual insurance policies).
Premiums retained by Hartville Re for fiscal year 2006 of $3,372,310 were $124,347 (4%) higher than premiums retained of $3,247,963 for fiscal year 2005. While the total earned premium increased 12%, retained premium only increased 4% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of

October 1, 2006 to December 31, 2006. Adjusting retained premium for the retrocession of $169,094, premium retained would have been 3,541,404 for a $293,411 (9%) increase.
Losses for the year ending December 31, 2006 of $2,024,804 were $76,184 (4%) lower than losses of $2,100,988 for the comparative period of 2005. The lower losses are a result of the retrocession agreement mentioned above. Adjusting losses for the retroceded losses of $93,002, losses would have been $2,117,806 for a $16,818 (1%) increase.
Ceded costs for the year ending December 31, 2006 of $1,116,042 was $105,864 (10%) higher than ceded costs of $1,010,178 for the comparative period of 2005. Adjusting ceded costs for the retrocession of $57,492, ceded costs would have been $1,173,534 for a $163,356 (16%) increase. The higher ceded costs were a result of the higher premium and a 2.5% premium fee for handling claims implemented in 2006.
The overall income statement effect of the retrocession agreement was an $18,600 reduction in reinsurance income.
Commission income earned by Petsmarketing of $3,346,753 for the year ending December 31, 2006 was $2,155,989 (181%) higher than commission income earned of $1,190,764 for the comparative period of 2005. Of the increase in commission income, $1,494,588 was due to a reduction of a liability which the Company had established in fiscal year 2005 for prior years’ treaties, where certain new facts and circumstances occurred during fiscal year 2006 eliminating the need for such liability. Adjusting commissions for reduction of the liability of $1,494,588, commissions were $1,852,165 for a $661,401 (56%) increase over 2005. That increase is attributable to the increase in total premiums, the addition of a 2.5% premium fee for handling claims, the implementation of the $10 annual policy holder fee, and the 5% premium tax passed through to customers, which was previously paid by Petsmarketing.
General and administrative expenses of $8,667,539 for the year ending December 31, 2006 were $1,312,632 (18%) higher than general and administrative expenses of $7,354,907 for the comparative period of 2005.
General and administrative expenses increased due primarily to the following factors, including:
•	Compensation increased by approximately $1,092,000 due to the following factors:
•	Increased $732,000 due to the valuation and expensing of 5,686,000 vested options to employees
•	Increased $360,000 due to the valuation and expensing of 2,000,000 vested shares of restricted stock issued to an employee
•	Marketing expenses increased by approximately $605,000 due to the strategic partnership with the ASPCA and the utilization of direct marketing campaigns
•	Amortization has increased approximately $132,000 as a result of an increase in deferred acquisition cost from increased marketing activities
•	Professional, audit and legal fees decreased approximately $617,000 due mainly to the cost of restating the financial statements in 2005 and from the Company discontinuing the pursuit of acquiring a property & casualty insurance company
Other income decreased $5,450 (6%) to $87,260 for the year ending December 31, 2006 from $92,710 for the comparative period of 2005. Other income consists primarily of interest income on cash accounts.
Other expenses increased $909,443 (44%) to $2,991,869 for the year ending December 31, 2006 from $2,082,426 for the comparative period of 2005. The increase in other expenses was primarily from the amortization of prepaid interest on the September 30, 2005 convertible debt and the amortization of the discount of debt from the November 2004 convertible debt. A detailed schedule is included in footnote 9 of the consolidated financial statements.
Loss on extinguishment of debt was $3,169,032 for the year ended December 31, 2006. A detailed explanation of the calculation of the loss is included in footnote 10 of our consolidated financial statements.
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

		HARTVILLE RE REINSURANCE PERCENTAGE
QUARTER	TIME FRAME	2005	2004
First quarter	January — March	50%	0%
Second quarter	April — June	50%	0%
Third & Fourth quarters	July — August 15	50%	100%
	August 15 — December	50%	100% (existing policies)
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

		COMMISSION PERCENTAGE
QUARTER	TIME FRAME	2005	2004
First quarter	January — March	20%	30%
Second quarter	April — June	20%	30%
Third & Fourth quarters	July — August 15	20%	30%
	August 15 — December	20%	30% (existing policies)
			20% (new & renewed policies)
General and administrative expenses of $7,354,907 for fiscal 2005 were $1,845,391 (20%) lower than general and administrative expenses of $9,200,298 in fiscal 2004.
General and administrative expenses decreased due primarily to the following factors, including:
•	Compensation and related benefits increased by $749,000 due to the expansion of staff (primarily executive and IT).

•	Professional fees increased by $410,000 due to services relating to: IT consulting, restatement, outside management assistance, directors’ fees, and increased audit and related fees, etc.

•	Marketing expenses increased $358,000 due to testing in various markets

•	Amortization expense increased $345,000 due to increased policy acquisition costs.

•	Depreciation expense increased $291,000 for a proprietary software system which the company began amortizing in July 2004.

•	Contract personnel expense decreased $234,000 due to changed hiring practices and reduced usage of temporary personnel agencies

•	Royalties decreased $537,000 due to ending the AKC program and expiration of other distribution programs

•	Miscellaneous expenses decreased $428,000, resulting from adjustments to various balance sheet items relating to prior years’ reinsurance treaties

•	Legal fees decreased by $1,197,000 due to the 2004.search for a captive underwriting source (through acquisition of an existing insurance carrier), which was abandoned in early 2005

•	Services related to stock issued for public relations and other consulting decreased by $1,700,000.
Other income increased $25,450 (38%) to $92,710 in fiscal 2005 from $67,260 in fiscal 2004. Other income consists primarily of interest income on cash accounts.
Other expenses increased $1,041,046 (100%) to $2,082,426 in fiscal 2005 from $1,041,380 for 2004. The increase in other expenses was primarily from the amortization of prepaid interest and fees on the November 2004 convertible debt and the amortization of prepaid interest on the September 30, 2005 convertible debt.

Liquidity and Capital Resources
Cash Requirements
The principal sources of funds for the Company are reinsurance premiums from our reinsurance company retaining a portion of the pet insurance risk from the Underwriter, commissions on the sale of pet insurance policies and proceeds from issuance of debt. The debt proceeds and commissions are primarily used for salaries, marketing and other operating expenses. Reinsurance premiums are primarily used for payment of claims, along with management and other fees.
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
We have suffered recurring losses from operations and have a net capital deficiency. The primary uncertainty that has an impact on long-term liquidity is the availability of financing for the Company as it continues to develop its customer base. The Company continues to explore alternatives to resolve its long term liquidity requirements, including conducting additional debt and/or equity financings.
Several of these funding alternatives were implemented in 2006 and 2007. We were successful in obtaining additional working capital from existing investors of $2,400,000 through the issuance of the three year Convertible Debentures on July 31, 2006. Also, in early fiscal 2007 we received $2,000,000 additional working capital by means of debt funding, with a firm commitment for an additional $2,000,000 of working capital through a committed line of credit (see footnote 18, Subsequent Events in the consolidated financial statements for further details).
Sources and Uses of Cash — Operations
Net cash used for operating activities unfavorably increased $2,123,785 (204%) to $(3,167,104) for the year ended December 31, 2006 from $(1,043,319) for the comparable period of 2005. Net cash used for operating activities unfavorably increased due to a number of factors, including:
•	The Company received approximately $2,300,000 On April 11, 2005, which represented the agreed-upon recoverable costs from the property and casualty insurance company we decided not to acquire.

•	Marketing expenses increased by approximately $605,000 due to the strategic partnership with the ASPCA and the utilization of direct marketing campaigns.

•	Professional, audit, and legal fees decreased approximately $617,000 due mainly to the cost of restating the financial statements in 2005 and from the Company discontinuing the pursuit of acquiring a property and casualty insurance company.
Sources and Uses of Cash — Investing
Net cash from (for) investing activities favorably increased $235,797 (20%) to $(928,741) for the year ended December 31, 2006 from $(1,164,538) for the comparable period of 2005. Net cash for investing activities increased due to a number of factors, including:
•	Additions to property and equipment favorably decreased approximately $268,000 due mainly to the Company having leasehold improvements for the new office, which it moved to in March 2005

•	Capitalized software development unfavorably increased approximately $77,000 due to the Company developing a new software program for the administration of its insured pets
Sources and Uses of Cash — Financing
Net cash from (for) financing activities favorably increased $2,128,735 to $2,358,118 for the year ended December 31, 2006 from $229,383 for the comparable period of 2005. The favorable increase resulted from the proceeds received of $4,000,000 on July 31, 2006 from the issuance of the convertible debentures. Of the $4,000,000 proceeds received, $1,248,600 and $124,703 were used to pay in full the November 2004 and September 2005, respectively, convertible debenture holders who elected to receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In addition, $202,235 was used to pay in full the March 23, 2005 bank note with a financial institution.
Notes Payable and Convertible Debentures
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

Debt Instruments, Guarantees and Related Covenants
The July 31, 2006 Convertible Debentures and warrants include demand registration rights which require the Company to file a registration statement with respect to the resale of the shares which may be issued upon conversion of the Debentures or the exercise of the warrants upon demand by the investors. In addition, each subsidiary of the Registrant has provided a guarantee with respect to the Registrant’s obligations under the Secured Convertible Debentures.
Cash Management
For policies written after September 30, 2006, the Company has an arrangement with an insurance carrier, by which the carrier withholds funds due to Hartville Re in order to assure the funding of future claims. This arrangement was utilized instead of a letter of credit because it provides additional short-term working capital, as well as being less expensive
For policies written from January 1, 2005 to September 30, 2006, the Company’s reinsurance subsidiary, Hartville Re, has posted a letter of credit of $500,000.
In addition, Hartville Re has posted a letter of credit for $173,396 which relates to policies that had been written from July 1, 2004 through August 15, 2004 through a previous insurance carrier. The Company is in the process of removing or reducing the letter of credit requirements with this previous insurance carrier.
Finally, Hartville Re has posted a letter of credit for $150,000 which relates to policies that had been written from April 1, 2003 through June 30, 2004, through a previous insurance carrier. The Company is in the process of removing or reducing the letter of credit requirements with this previous insurance carrier.
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $713,374 and $382,819 in trust funds at December 31, 2006 and 2005, respectively.
Critical Accounting Policies
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect amounts reported in the accompanying consolidated financial statements and related footnotes. These estimates and assumptions are evaluated on an on-going basis based on historical developments, market conditions, industry trends and other information we believe to be reasonable under the circumstances. There can be no assurance that actual results will conform to our estimates and assumptions, and that reported results of operations will not be materially adversely affected by the need to make accounting adjustments to reflect changes in these estimates and assumptions from time to time. Adjustments related to changes in estimates are reflected in the Company’s earnings in the period those estimates changed. The following policies are those we believe to be the most sensitive to estimates and judgments or involve revenue recognition. Our significant accounting policies are more fully described in footnote 1 to our consolidated financial statements.

Reserve for Future Losses
One of the most significant estimates that the Company’s management makes is the reserve for future losses. Such estimates are based on many variables including historical and statistical information, along with other factors. The Company’s management utilizes an independently prepared actuarial report for its determination of reserves. Philip Heckman, Ph.D., ACAS, MAAA of Heckman Actuarial Consultants, Ltd., has conducted actuarial studies with updates on the overall experience, rate adequacy, and reserve requirement provisions. Management generally discusses the development, selection and disclosure of the reserve for future losses with the Company’s Board of Directors, and reviews the details of this estimate with the Company’s Audit Committee. We are currently reserving for future claims at a claims loss ratio of 56%, based on this actuarial work. The “claims loss ratio” (claims paid [excluding all loss adjustment expenses] plus claims reserves, divided by premiums earned) has ranged between 50% and 62%.
Provided for comparison purposes is the Company’s income statement, which was reported using an estimated claims loss ratio of 56%, compared to a favorable claims loss ratio of 50% and an unfavorable claims loss ratio of 60%. The purpose of this table is to provide a sensitivity analysis on our results of operations assuming exaggerated claims loss ratios.

		Favorable Claims	Unfavorable
	As Reported	Loss Ratio	Claims Loss Ratio
Premiums	$3,372,310	$3,372,310	$3,372,310
Losses	(2,024,804)	(1,931,874)	(2,146,625)
Ceded costs	(1,116,042)	(1,193,668)	(1,086,293)

Reinsurance results	231,464	246,768	139,392

Commission income	3,346,753	3,534,674	3,280,502
General and administrative	(8,667,539)	(8,593,146)	(8,593,146)

Operating (loss) income	(5,089,322)	(4,811,704)	(5,173,252)

Other income	87,260	87,260	87,260
Other expense	(2,991,869)	(2,991,869)	(2,991,869)
Loss on extinguishment of debt	(3,169,032)	(3,169,032)	(3,169,032)

(Loss) income before taxes	(11,162,963)	(10,885,345)	(11,246,893)

Provision for taxes	—	—	—

NET (LOSS) INCOME	$(11,162,963)	$(10,885,345)	$(11,246,893)

Net (loss) income per common share	$(0.33)	$(0.32)	$(0.33)

Weighted average common shares outstanding	33,870,651	33,870,651	33,870,651
Commissions were adjusted for the favorable claims loss ratio due to recognizing a performance-based commission that Petsmarketing would receive for the claims loss ratio achieving certain levels. This additional commission increases the ceded costs of the insurance companies in the same ratio as their share of risk (50% current carrier, 50% Hartville Re). Therefore, net effect of obtaining the additional performance based commission is two and one-half percent (five percent times 50% share).

Share-Based Compensation
On January 1, 2006, we began accounting for stock options under the provisions of Statement of Financial Accounting Standard No. 123 (revised 2004), “Share-Based Payment”, or SFAS No. 123(R), which requires the recognition of share-based compensation expense based on the fair value of the awards granted. Prior to the adoption of SFAS No. 123(R), we had accounted for stock options using the intrinsic value method, which resulted in no compensation expense for stock option awards as the option exercise prices were equal to the market price of the Company’s stock at the respective dates of grant. Under both the intrinsic value and fair value models, compensation expense for share awards is based on the market price of the Company’s stock at the date of grant.
Details regarding the adoption of SFAS No. 123(R) and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in footnote 16 of the consolidated financial statements included elsewhere in this report. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the year ended December 31, 2006, was approximately $732,000. As of December 31, 2006, the Company had approximately $1,100,000 of unrecognized compensation expense related to non-vested share-based payment awards that are expected to be recognized in fiscal year 2007.
New Accounting Standards
See footnote 1, Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this report for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.
Item 7. Financial Statements
Our consolidated financial statements and supplementary data are attached hereto.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 8A. Controls and Procedures
Management has concluded that the Company’s controls over accounting disclosures and related procedures are effective as of December 31, 2006. The Company has instituted, and will continue to monitor, corrective actions with respect to prior significant deficiencies in our internal controls. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated these significant deficiencies with respect to the preparation of this Annual Report on Form 10-KSB such that the information required to be disclosed in this Form 10-KSB has been recorded, processed, summarized and reported correctly.
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
Item 8B. Other Information
All information required to be disclosed in the fourth quarter of the year ended December 31, 2006 has been previously included on Form 8-K.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
Item 10. Executive Compensation
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
Item 12. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.
Item 13. Exhibits

Exhibit No.	Identification of Exhibits	Method of Filing

3.1	Amended and Restated Articles of Incorporation	Filed with this report.

3.2	Amended and Restated Bylaws of Hartville Group, Inc.	Incorporated by reference to Exhibit 3.2 to the SB-2 filed October 25, 2000.

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the SB-2 filed October 25, 2000.

4.2	Securities Purchase Agreement, dated July 31, 2006	Incorporated by reference to Exhibit 4.1 to the 8-K filed August 4, 2006.

4.3	Form of Secured Convertible Debenture, dated July 31, 2006	Incorporated by reference to Exhibit 4.2 to the 8-K filed August 4, 2006.

4.4	Form of Common Stock Purchase Warrant, dated July 31, 2006	Incorporated by reference to Exhibit 4.3 to the 8-K filed August 4, 2006.

4.5	Registration Rights Agreement, dated July 31, 2006	Incorporated by reference to Exhibit 4.4 to the 8-K filed August 4, 2006.

4.6	Securities Purchase Agreement, dated February 17, 2007	Incorporated by reference to Exhibit 4.1 to the 8-K filed February 20, 2007.

4.7	Form of Secured Convertible Debenture, dated February 14, 2007	Incorporated by reference to Exhibit 4.2 to the 8-K filed August 4, 2006.

4.8	Form of Stock Purchase Agreement, dated February 17, 2007	Incorporated by reference to Exhibit 4.3 to the 8-K filed August 4, 2006.

4.9	Registrations Rights Agreement, dated February 14, 2007	Incorporated by reference to Exhibit 4.4 to the 8-K filed August 4, 2006.

10.1	Conversion Agreement and Release, dated July 31, 2006	Incorporated by reference to Exhibit 10.1 to the 8-K filed August 4, 2006.

10.2	Security Agreement, dated July 31, 2006	Incorporated by reference to Exhibit 10.2 to the 8-K filed August 4, 2006.

Exhibit No.	Identification of Exhibits	Method of Filing

10.3	Form of Subsidiary Guarantee, dated July 31, 2006	Incorporated by reference to Exhibit 10.3 to the 8-K filed August 4, 2006.

10.4	Employment Agreement for Dennis C. Rushovich *	Filed with this report.

10.5	Employment Agreement for Christopher R. Sachs *	Filed with this report.

10.6	Employment Agreement for Christopher Edgar *	Filed with this report.

10.7	Employment Agreement for Hirsch Ribakow *	Incorporated by reference to Exhibit 10.9 to the SB-2 filed June 2, 2005.

10.8	Restricted Stock Agreement between Hartville Group, Inc. and Christopher Edgar *	Incorporated by reference to Exhibit 10.4 to the 8-K filed February 15, 2006.

10.9	2006 Stock Option Plan *	Incorporated by reference to Exhibit 10.1 to the 8-K filed February 15, 2006.

10.10	Form of Stock Option Agreement under the 2006 Stock Option Plan *	Incorporated by reference to Exhibit 10.2 to the 8-K filed February 15, 2006.

14.	Code of Ethics	Incorporated by reference to Exhibit 14 to the 10-KSB filed April 13, 2004.

21.	List of Subsidiaries	Filed with this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed with this report.

31.2	Certification of Principal Financial and Account Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed with this report.

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed with this report.

*	Management contract or compensatory plan or arrangement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2007 Annual Meeting of Stockholders.

SIGNATURES
     In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned. Thereunto duly
Dated: April 2, 2007

Hartville Group, Inc. Registrant
By:	/s/ Dennis C. Rushovich
Dennis C. Rushovich
President (Principal Executive Officer )

By:	/s/ Christopher R. Sachs
Christopher R. Sachs
Principal Financial and Accounting Officer

In accordance with the Exchange Act. This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Dennis C. Rushovich Dennis C. Rushovich Director	Dated April 2, 2007

/s/ Nicholas J. Leighton Nicholas J. Leighton Director /Chairman of the Board/ Chairman of Audit Committee	Dated April 2, 2007

/s/ Christopher R. Sachs Christopher R. Sachs Director	Dated April 2, 2007

/s/ Michel A. Amsalem Michel A. Amsalem Director	Dated April 2, 2007

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Hartville Group, Inc.
Canton, OH
We have audited the accompanying consolidated balance sheets of Hartville Group, Inc. and subsidiaries (the Company) as of December 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartville Group, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
The Company’s consolidated financial statements were previously prepared using Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employee,” to record share-based compensation. As more fully described in Notes 1 and 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123 (R), “Share-Based Payment” to record share-based compensation on January 1, 2006.
BDO SEIDMAN, LLP
Grand Rapids, Michigan
March 30, 2007

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2006 and 2005
Audited

	December 31,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$2,387,852	$4,125,579
Other receivables	523,592	205,278
Prepaid expenses	1,023,156	2,371,861
Property and equipment — net	862,587	1,640,883
Deferred policy acquisition costs — net	1,236,007	1,004,051
Other assets	171,027	69,999

Total Assets	$6,204,221	$9,417,651

	December 31,	December 31,
	2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$581,468	$556,300
Reserve for claims	405,551	377,573
Premium deposits	351,321	1,691,743
Payable to reinsurer	18,600	—
Unearned commissions	253,800	20,245
Unearned premium	564,239	—
Debt (December 31, 2006 was offset by discount of $4,028,091 on convertible securities issued on July 31, 2006 ; December 31, 2005 was offset by discount of $10,992,210 on convertible securities issued in 2004 and $108,227 on convertible securities issued on September 30, 2005)	1,048,544	1,296,570

Total Liabilities	3,223,523	3,942,431

Stockholders’ Equity
Common stock, 200,000,000 and 50,000,000 shares authorized at December 31, 2006 and December 31, 2005, respectively: $.001 par value; 54,893,885 issued and 54,799,885 outstanding at December 31, 2006 and 14,983,703 issued and 14,889,703 outstanding at December 31, 2005	54,894	14,984
Additional paid in capital	31,440,264	22,811,733
Retained deficit	(28,443,960)	(17,280,997)
Less: treasury stock at cost, 94,000 shares	(70,500)	(70,500)

	2,980,698	5,475,220

Total Liabilities and Stockholders’ Equity	$6,204,221	$9,417,651

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2006 and 2005
Audited

	December 31,	December 31,
	2006	2005

Premiums	$3,372,310	$3,247,963
Losses	(2,024,804)	(2,100,988)
Ceded costs	(1,116,042)	(1,010,178)

Reinsurance income	231,464	136,797

Commission income	3,346,753	1,190,764
General and administrative expenses	(8,667,539)	(7,354,907)

Operating loss	(5,089,322)	(6,027,346)

Other income	87,260	92,710
Other expenses	(2,991,869)	(2,082,426)
Loss on extinguishment of debt	(3,169,032)	—

Loss before taxes	(11,162,963)	(8,017,062)

Provision for taxes	—	—

Net loss	$(11,162,963)	$(8,017,062)

Net loss per common share	$(0.33)	$(0.55)

Weighted average common shares outstanding	33,870,651	14,590,645
See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2006 and 2005
Audited

	December 31,	December 31,
	2006	2005

Cash flows from (for) operating activities
Net loss	$(11,162,963)	$(8,017,062)
Adjustments to derive cash flows:
Depreciation	843,059	841,357
Amortization	555,825	423,375
Loss on disposal of property and equipment	—	32,399
Loss on extinguishment of debt	3,169,032	—
Share-based compensation	1,120,958	—
Amortization of discount on debt	1,424,888	88,411
Amortization of debt issue cost	4,005	—
Changes in operating assets and liabilities
Commissions receivable	—	159,130
Other receivables	(318,314)	2,016,172
Prepaid taxes	—	600,000
Prepaid expenses	1,667,288	1,592,130
Accounts payable and accrued expenses	25,168	(236,223)
Premium deposits	(1,340,422)	1,246,633
Payable to reinsurer	18,600	—
Unearned commission	233,555	961
Unearned premium	564,239	—
Reserve for Claims	27,978	209,398

Net Cash for Operating Activities	(3,167,104)	(1,043,319)

Cash Flows from (for) Investing Activities
Deferred policy acquisition costs	(786,933)	(839,511)
Additions to property and equipment	(65,079)	(333,473)
Capitalized software development	(76,729)	—
Other	—	8,446

Net Cash for Investing Activities	(928,741)	(1,164,538)

Cash Flows from (for) Financing Activities
Proceeds from notes payable	4,000,000	263,163
Payments on notes payable	(1,615,046)	(33,780)
Debt issue cost	(28,836)
Proceeds from issuance of common stock to employee	2,000	—

Net Cash from Financing Activities	2,358,118	229,383

Net Decrease in Cash and Cash Equivalents	(1,737,727)	(1,978,474)

Cash and Cash Equivalents — Beginning of period	4,125,579	6,104,053

Cash and Cash Equivalents — End of period	$2,387,852	$4,125,579

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2006 and 2005
Audited

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2004	14,576,296	14,576	12,656,372	(9,263,935)	—	3,407,013
Beneficial conversion and repricing impact on convertible securities			10,155,769			10,155,769
Stock returned to the Company					(70,500)	(70,500)
Stock issued for cashless warrant exercised	407,407	408	(408)			—
Net loss				(8,017,062)		(8,017,062)

Balance December 31, 2005	14,983,703	14,984	22,811,733	(17,280,997)	(70,500)	5,475,220
Issuance of stock to employee for services	2,000,000	2,000	360,000			362,000
Options issued to employees for services			731,725			731,725
Warrants issued to non-employees for services			29,232			29,232
Stock issued for cashless warrant exercised	2,740,805	2,741	(2,741)			—
Stock issued for extinguishment of debt	35,169,377	35,169	3,481,769			3,516,938
Beneficial conversion impact on July 31, 2006 convertible securities			4,028,546			4,028,546
Net loss				(11,162,963)		(11,162,963)

Balance December 31, 2006	54,893,885	54,894	31,440,264	(28,443,960)	(70,500)	2,980,698

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006
(audited)
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
Premiums are earned on a pro-rata basis over the period of the annual insurance policies sold to dog and cat owners. The monthly earned premium recognition begins when the policy becomes effective, which is when the first payment is received on a policy. Premiums relating to unexpired periods of coverage are reflected on the balance sheet as unearned premiums.
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
Financial Instruments and Concentration of Credit Risks
The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, commission and other receivables and accounts payable approximates their fair value.
During the fiscal years ended December 31, 2006 and 2005, the Company had deposits with a major financial institution that were in excess of FDIC insured limits.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Restricted Cash — Trust Funds
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $713,374 and $382,819 in trust funds at December 31, 2006 and December 31, 2005, respectively.

Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance, repair costs and minor renewals are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $843,059 and $841,357 for the years ended December 31, 2006 and 2005, respectively.
The Company periodically reviews all long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is reflected in earnings.
Deferred Acquisition Costs
The deferred policy acquisition costs include direct response advertising costs that qualify for capitalization under SOP 93-7 “Reporting on Advertising Costs” and the compensation costs attributable to the Company’s call-in department, which is responsible for handling new and renewal policy requests. These costs are amortized over a three-year minimum expected life of the policy period, subject to an assessment of the recoverability of the costs from future revenues from acquired policies, net of related expenses. Also included in deferred acquisition costs are commissions and premium taxes assessed to the reinsurance company which will be recognized as the associated premiums are earned.
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
Share-Based Awards
The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payments” effective January 1, 2006. The adoption and its impact on amounts reported in the accompanying consolidated financial statements are more fully described in footnote 16, Share-Based Compensation.
Convertible Debentures
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. Recently the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (FSP EITF 00-19-2), “Accounting for Registration Payment Arrangements” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. In accordance with the effective date provisions, the Company will adopt FSP EITF 00-19-2 beginning in 2007. See further discussion in New Accounting Standards below.

Reclassifications
Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained earnings.
New Accounting Standards
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations. However, additional disclosures may be required in the notes to future consolidated financial statements.
In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments, an amendment of FASB Statements No. 133 and 140,” (SFAS 155) which permits, but does not require, fair value accounting for any hybrid financial instrument that contains an embedded derivative that would otherwise require bifurcation in accordance with SFAS 133. SFAS 155 also subjects beneficial interests issued by securitization vehicles to the requirements of SFAS 133. The provisions of SFAS 155 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS 155 is not expected to have a material impact on the Company’s financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (SFAS 157) which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based on assets held and liabilities carried as of this reporting date, the adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial position or results of operations. However, assets acquired or liabilities assumed in future periods prior to the adoption of SFAS 157 may result in a different assessment of the impact of adoption.
In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (FSP EITF 00-19-2), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends SFAS 133, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company intends to adopt FSP EITF 00-19-2 beginning in 2007. The Company currently believes that the adoption of FSP 00-19-2 will have no material impact on its consolidated financial position or results of operations.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115,” (SFAS 159) which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS 159 are effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 108 (SAB 108) to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that registrants quantify the impact on the current year’s financial statements of correcting all misstatements, including the carryover and reversing effects of prior years’ misstatements, as well as the effects of errors arising in the current year. SAB 108 is effective as of the first fiscal year ending after November 15, 2006, allowing a one-time transitional cumulative effect adjustment to retained earnings as of January 1, 2006, for errors that were not previously deemed material, but are material under the guidance of SAB 108. The adoption of SAB 108 has not had a material impact on the Company’s results of operations or financial position.
NOTE 2 — MANAGEMENT’S PLANS
The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to meet current commitments and to generate positive cash flows to ensure the continuation of its business operations. In 2006, significant steps were taken to ensure the Company’s continued existence.
Refinancing Risk
At the beginning of 2006, the Company had $12,141,921 of convertible debt that was scheduled to mature in November 2006. In last year’s Form 10-KSB we stated that the refinancing risk related to the convertible debt could be resolved through a number of actions, including one (or several) of the following:
•	The convertible debt holders convert the debt into Common Stock

•	The convertible debt holders extend the maturity dates of the convertible debt

•	We refinance the convertible debt through existing or new investors
Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the $11,038,780 and $1,103,141 of convertible debt due November 2006. The Agreement provided that each such holder could elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Company’s Common Stock at a conversion price of $0.15 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In redeeming this debt, the Company issued 35,169,377 shares of its common stock and paid $1,373,303. In order to fund the cash portion of this debt redemption, the Company completed and issued $5,063,291 of three-year Convertible Debentures on July 31, 2006, together with four-year Warrants to purchase up to 50,632,912 shares of the Company’s common stock.
Working Capital Risk
In last year’s Form 10-KSB we stated that the Company had negative cash flows from operations during the fiscal year of ($1,043,319) and an accumulated deficit of ($17,280,997) as of the December 31, 2005. We also said that the negative cash flow had resulted in working capital requirements for the upcoming year which reach beyond the then current cash balances. Further, we stated that a number of steps had been taken to remove this working capital risk including (1) improving the Company’s profitability, (2) enhancing our marketing and (3) soliciting existing or new investors for additional capital.
In 2006, our profitability improvements resulted in a 56% increase in our commission income as discussed above in Item 6, Management’s Discussion and Analysis or Plan of Operation. Our marketing improvements resulted in total pets insured jumping from 24,356 at the end of 2005 to 32,352 at the end of 2006, an increase of 32.8%. The primary driver of this increase was the record sales in our 4th quarter. We sold 8,809 pet insurance plans in the 4th quarter of 2006, versus 4,181 plans in the 3rd quarter of 2006, an increase of 111%. Compared to the prior year’s 4th quarter total of 2,178 policy sales, the 4th quarter increase was 304%.
We were also successful in soliciting additional working capital from existing investors of $2,400,000 through the issuance of the three year Convertible Debentures on July 31, 2006. In addition, we received a commitment for an additional $4,000,000 of working capital by means of debt funding in early fiscal year 2007, see footnote 18, Subsequent Events for further details on this commitment.
NOTE 3 — OTHER RECEIVABLES
Other receivables for the years ended December 31, 2006 and 2005 are summarized by major classifications as follows:

	December 31,	December 31,
	2006	2005

Insurance carriers	$459,271	$181,408
Miscellaneous	64,321	23,870

	$523,592	$205,278

Insurance carriers’ receivable reflects the funds withheld arrangement by which a carrier retains cash due to Hartville Re in order to assure the funding of future claims for policies written.
NOTE 4 — PREPAID EXPENSES
Prepaid expenses for the years ended December 31, 2006 and 2005 are summarized by major classifications as follows:

	December 31,	December 31,
	2006	2005

Interest on November 11, 2004 convertible debt	$—	$709,536
Fees paid in conjunction with November 11, 2004 convertible debt	—	596,811
Interest on September 30, 2005 convertible debt	—	852,427
Interest on July 31, 2006 convertible debt	925,753	—
Miscellaneous	97,403	213,087

	$1,023,156	$2,371,861

NOTE 5 — LONG-LIVED ASSETS
Property and equipment for the years ended December 31, 2006 and 2005 are summarized by major classifications as follows:

	December 31,	December 31,
	2006	2005

Furniture and fixtures	$166,554	$166,554
Equipment	465,111	404,414
Software	2,299,535	2,295,803
Leasehold improvements	195,219	195,219

	3,126,419	3,061,990
Less: accumulated depreciation	(2,263,832)	(1,421,107)

	$862,587	$1,640,883

NOTE 6 — NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs for the years ended December 31, 2006 and 2005, are summarized as follows:

	December 31,	December 31,
	2006	2005

Beginning balance, net	$1,004,051	$578,329
Acquisition costs incurred	786,933	2,230,573
Amortization of acquisition costs	(554,977)	(1,804,851)

Ending balance, net	$1,236,007	$1,004,051

NOTE 7 — RESERVE FOR CLAIMS
The changes in the carrying amount for the reserve for claims for the years ended December 31, 2006 and 2005, are summarized as follows:

	December 31,	December 31,
	2006	2005

Beginning balance, net	$377,573	$168,175

Incurred losses related to:
Current year	2,141,205	1,700,124
Prior year	(116,401)	400,864

Total incurred	2,024,804	2,100,988

Paid losses related to:
Current year	(1,818,267)	(1,325,655)
Prior year	(261,172)	(565,935)

Total paid	(2,079,439)	(1,891,590)

Plus Ceded Reserve	82,613	—

Ending balance, net	$405,551	$377,573

Reserve for Claims is represented by:

	December 31,	December 31,
	2006	2005

Reported claims	$8,644	$3,363
Incurred but not reported claims	396,907	374,210

	$405,551	$377,573

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
The Company signed a note with a financial institution for $263,163 on March 23, 2005. The note was payable in 63 monthly installments, with the first three payments being interest only. The note was secured by business assets and a personal guarantee. The note was amended in December 2005 to remove the personal guarantee and eliminate a technical default on the loan. The forbearance agreement accelerated the maturity date to December 23, 2006, with a balloon payment at maturity. The bank retained its security interest in our business assets and also required the Company to restrict cash balances of $100,000 until the note was paid down. The interest rate on the note remained fixed at 6.75%. Interest on this note for the years ended December 31, 2006 and 2005, was $9,088 and $12,527, respectively. On August 1, 2006 the note was paid off in full utilizing the funds received on July 31, 2006, in connection with the Securities Purchase Agreement entered with certain existing stockholders and debenture holders of the Company. The balance of this note at December 31, 2006 and 2005 was $0 and $234,890, respectively.
Other Debt

On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at December 31, 2006 and 2005 was $13,343 and $20,196, respectively. Interest expense for the note was $2,285 and $3,631 for the years ended December 31, 2006 and 2005, respectively. The equipment financed secures the note.
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
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS 133 and EITF 00-19. SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. Recently the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (FSP EITF 00-19-2), “Accounting for Registration Payment Arrangements” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. In accordance with the effective date provisions, the Company will adopt FSP EITF 00-19-2 beginning in 2007.
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
NOTE 9— OTHER EXPENSES
Other expenses for the years ended December 31, 2006 and 2005 are summarized as follows:

	For the Years Ended
	December 31,	December 31,
	2006	2005
Liquidated damages — October 2003 Stock Purchase	$—	$316,602
Interest expense on March 23, 2005 note	9,088	12,527
Interest expense on capitalized lease	2,285	3,631
Miscellaneous	—	2,821
Non Cash Expenses:
Amortization of fees on November 2004 convertible debt	366,497	628,282
Amortization of Prepaid Interest on November 2004 convertible debt	462,569	747,039
Amortization of discount on November 2004 convertible debt	1,408,210	46,570
Amortization of Prepaid Interest on September 30, 2005 convertible debt	584,999	250,714
Amortization of discount on September 30, 2005 convertible debt	16,223	645
Amortization of Prepaid Interest on July 31, 2006 convertible debt	137,538	—
Amortization of discount on July 31, 2006 convertible debt	455	—
Amortization of direct issue costs on July 31, 2006 convertible debt	4,005	—
Amortization on August 31, 2004 warrants	—	41,196
Loss on disposal of property and equipment	—	32,399

	$2,991,869	$2,082,426

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
This treatment is based on the rules outlined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (as amended by FAS 145), EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.
NOTE 11 — LEASES
At December 31, 2006, we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease is accounted for as an operating lease.
Rental expense for office space and equipment was $188,185 and $195,466 for the years ending December 31, 2006 and 2005, respectively.
Future minimum lease payments required under various operating leases as of December 31, 2006 are as follows:

For the year ended December 31,
2007	151,474
2008	151,474
2009	147,732
2010	150,000
2011	150,000
Thereafter	450,000

$1,200,680

NOTE 12 — CEDED REINSURANCE
The Company has entered into an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The schedule provided below reflects the gross amount reinsured by Hartville Re and amounts subject to the retrocession agreement:

December 31,
2006
Gross amounts reinsured
Premiums	$3,541,404
Losses	(2,117,806)
Ceded costs	(1,173,534)

Reinsurance income (gross)	250,064

Ceded amounts
Premiums	169,094
Losses	(93,002)
Ceded costs	(57,492)

Ceded reinsurance income	18,600

Net amounts reinsured
Premiums	3,372,310
Losses	(2,024,804)
Ceded costs	(1,116,042)

Reinsurance income (net)	$231,464

NOTE 13 — NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Years Ending
	December 31,
	2006	2005
Net loss	$(11,162,963)	$(8,017,082)
Weighted average common shares outstanding	33,870,651	14,590,645

Dilutive effect of outstanding warrants and options	—	—
Diluted common shares	33,870,651	14,590,645

Basic net loss per share	$(0.33)	$(0.55)
Diluted net loss per share	$(0.33)	$(0.55)

No outstanding warrants or options were considered dilutive for the years ended December 31, 2006 and 2005 because the Company had a net loss.
The following is a schedule of potential dilution as of December 31, 2006.

Outstanding and exercisable at December 31, 2006				54,799,885

		Dollar	Exercise
		amount of	price/
		Convertible	Convertible	Shares	Remaining
Instrument	Description	Debt	price	Exercisable	life (years)
Warrant	August 31, 2004 Convertible debt	N/A	$0.60	499,999	2.7
Warrant	November 2004 Convertible debt	N/A	$0.01	3,365,841	2.9
Warrant	September 30, 2005 Convertible debt	N/A	$0.01	4,016,872	3.8
Warrant	Consulting Services	N/A	$5.00	250,000	2.4
Warrant	Consulting Services	N/A	$6.00	250,000	2.4
Convertible Debt	July 31, 2006	5,063,291	$0.10	50,632,912	2.6
Warrant	July 31, 2006 Convertible Debt	N/A	$0.10	50,632,912	3.6
Options	Employee options	N/A	$0.33	1,948,000	9.1
Options	Employee options	N/A	$0.11	3,738,000	9.7

	Potential additional shares as of December 31, 2006			115,334,536

	Total potential shares as of December 31, 2006			170,134,421

The following table summarizes stock purchase warrant activity during the years ended December 31, 2006, 2005 and 2004

			Weighted
			average
		Exercise	exercise
	Number of	price	price per
	shares	range	share

Outstanding at December 31, 2003	1,010,526	$0.87-$1.90	$1.59
Granted	6,503,618	$0.95-$6.00	$1.67
Exercised	(216,888)	$0.87-$1.90	$1.50
Canceled	(214,691)	$0.87	$0.87

Outstanding at December 31, 2004	7,082,565	$0.95-$6.00	$1.45
Granted	5,665,708	$0.01-$0.69	$0.03
Exercised	(407,407)	$0.01	$0.01
Canceled	(157,037)	$0.01-$3.00	$2.30

Outstanding at December 31, 2005	12,183,829	$0.01-$6.00	$0.39
Granted	50,682,909	$0.10-$0.69	$0.10
Exercised	(2,740,805)	$0.01	$0.01
Canceled	(1,110,309)	$0.01-$3.00	$1.76

Outstanding at December 31, 2006	59,015,624	$0.01-$6.00	$0.13
NOTE 14 — COMMITMENTS AND CONTINGENCIES
Licensing Agreements
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For fiscal year 2006, the agreement called for a minimum payment of $265,000, with royalties being paid on a sliding scale of 5% in excess of $5,300,000 to 1% on annual premiums over $100,000,000. In addition, common stock purchase warrants are issued each year on a sliding scale of 25,000 warrants when annual premiums exceed $10,000,000 up to 100,000 warrants when annual premiums exceed $100,000,000. For purposes of this agreement, the term “premiums” is limited to premiums on all “Petshealth Care Plan” insurance policies or other policies utilizing the Licensed Property. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $408,151 and $316,180 for the years ended December 31, 2006 and 2005, respectively.
In February 2006, the Company entered into a strategic partnership agreement with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their more than one million loyal supporters. Pursuant to this agreement, we are committed to pay a royalty guarantee of $335,000 per year. Additionally, the Company is committed to a concurrent developmental of a contingency royalty based on the effectiveness of marketing campaigns utilizing the ASPCA Pet Insurance branded product sales. Product sales generated under the ASPCA trademark, payable in amounts in excess of the royalty guarantee. Amounts paid under this agreement for the year ended December 31, 2006, were $279,167.
Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. All parties have entered into a settlement agreement that is currently subject to the approval of the United States Bankruptcy Court. See footnote 18, Subsequent Events for further update on the progress of this proceeding.
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
NOTE 15 — INCOME TAXES
The following table reconciles the U.S. federal statutory rate to the Company’s effective income tax rate for the fiscal years ended December 31, 2006 and 2005:

	2006	2005
Federal statutory tax rate	-34.0%	-34.0%
Change in net deferred income tax assets, including effect of change in valuation allowance	34.0%	34.0%
Other	—	—

Effective income tax rate	0%	0%

The primary components of the Company’s deferred income tax assets and liabilities are as follows at December 31, 2006 and 2005:

	2006	2005
Deferred Income Tax Asset:
Reserve discounting	$—	$—
Policy acquisition costs capitalized for tax purposes	389,926	389,926
Net operating loss carryforward	5,384,050	3,014,204

Total deferred income tax assets	5,773,976	3,404,130

Valuation allowance	(4,798,882)	(2,920,277)

Net deferred income tax assets	975,094	3,404,130

Deferred Income Tax Liabilities:
Deferred policy acquisition costs	(354,989)	(341,377)
Debt discount for beneficial conversion feature	(598,709)	(2,920,277)
Depreciation	(21,396)	(142,476)

Total deferred income tax liabilities	(975,094)	(3,404,130)

Net deferred income taxes	$—	$—

In assessing the realizability of future tax assets, management considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. Management considered projected planning strategies in making this assessment. Due to the uncertainties related to the industry in which the Company operates, the tax benefit amounts of the above deferred tax assets net of deferred tax liabilities have been completely offset by a valuation allowance. The Company has net operating losses for U.S. federal income tax purposes amounting to approximately $15,000,000 million, which will begin to expire in 2024.
NOTE 16 — SHARE-BASED COMPENSATION
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
Employee Share-Based Options
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” At December 31, 2006, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $731,726 for the year ended December 31, 2006. No compensation expense for stock options was recognized in the prior years’ consolidated financial statements. The Company did not recognize an income tax benefit during the year ended December 31, 2006. Stock-based compensation for option awards is being expensed as the individual options vest, which is typically over a one year period.
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
The expected volatility in 2006 is based on recent historical volatility of the Company’s stock. The expected term is an estimate based on expected behavior of the group of optionees considering the high volatility of the stock. The risk free rate is based on U.S. Treasury rates with a maturity equal to the expected life of the option at the time of grant.
2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. The 2006 Stock Option Plan was adopted during February 2006 to replace the Company’s 2004 and 2002 Stock Option Plans that were terminated in February 2006; as a result, signed releases were obtained from individuals who may have been granted options under the plan. On September 11, 2006, the Board of Directors of the Company amended the Hartville Group, Inc. 2006 Stock Option Plan. The amendment to the 2006 Stock Option Plan increased the total number of shares of the Company’s Common Stock, reserved and available for issuance under the 2006 Stock Option Plan from 2,500,000 shares to 20,000,000 shares. There were no other amendments to the 2006 Stock Option Plan. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. All options expire on the tenth anniversary of the grant date. There were 2,336,000 options remaining in the 2006 Stock Option Plan at December 31, 2006. The unvested options outstanding at December 31, 2006 vest as shown below.
2007

First Quarter	$3,929,000
Second Quarter	$3,929,000
Third Quarter	$2,060,000
Fourth Quarter	$2,060,000

$11,978,000

A summary of the Company’s non-qualified share-based option activity and related information for the year ended December 31, 2006 is shown in the following table:

	2006
		Weighted-	Weighted
		Average	Average	Aggregate
	Optioned	Exercise	Remaining	Intrinsic
	Shares	Price	Term (in years)	Value
Options authorized at January 1, 2006	—
Granted	18,031,000	$0.14
Exercised	—
Forfeited	(367,000)	$0.19
Expired	—

Options authorized at December 31, 2006	17,664,000	$0.14	9.7	$1,956,640

Exercisable at December 31, 2006	5,686,000	$0.19	9.5	$523,320

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2006.
A summary of the status of the Company’s non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006 is as follows:

43

		Weighted-
		Average Grant-
		Date Fair
Nonvested Options	Shares	Value
Nonvested at January 1, 2006	—	$—
Granted	18,031,000	$0.10
Vested	(5,864,500)	$0.12
Forfeited	(188,500)	$0.10

Nonvested at December 31, 2006	11,978,000	$0.09
As of December 31, 2006, there was $1,112,692 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. These unrecognized compensation costs are expected to be recognized as follows:
2007

First Quarter	$363,680
Second Quarter	$363,680
Third Quarter	$192,666
Fourth Quarter	$192,666

Total Unrecoginized Compensation Cost	$1,112,692

Non-Employee Share-Based Compensation
Effective January 1, 2006, the Company adopted Financial SFAS No. 123(R), “Share-Based Payment.” Previously, for share-based payments made to non-employees the Company followed EITF 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” Total share-based expense, recognized in general and administrative expenses, aggregated $29,232 as of December 31, 2006 for 200,000 warrants issued to the Company’s investor relations firm.
The fair value of the Company’s non-employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all warrants granted:

FAS No. 123R
Expense
2006
Risk-free interest rate	3.32% - 4.82%
Expected life of options	1 year
Expected dividend yield of stock	0%
Expected volatility of stock	75% - 385%
Forfeiture rate	0%
The expected volatility in 2006 is based on recent historical volatility of the Company’s stock. The expected term is based on the contractual life of the agreement. The risk free rate is based on U.S. Treasury rates with a maturity equal to the expected life of the option at the time of grant..

NOTE 17 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	company	Total
Year Ended December 31, 2006
Gross Revenue	$—	$3,346,753	$3,372,310	$6,719,063
Operating income (loss)	$(743,703)	$(4,462,772)	$117,153	$(5,089,322)
Operating income (loss) %	0.0%	-133.3%	3.5%	-75.7%
Total assets	$1,541,001	$2,958,225	$1,704,995	$6,204,221

Year Ended December 31, 2005
Gross Revenue	$—	$1,190,764	$3,247,963	$4,438,727
Operating income (loss)	$(1,166,829)	$(4,928,639)	$68,122	$(6,027,346)
Operating income (loss) %	0.0%	-413.9%	2.1%	-135.8%
Total assets	$3,551,393	$3,615,741	$2,250,517	$9,417,651
NOTE 18 — SUBSEQUENT EVENTS
PS Management Holdings litigation
In February 2007, the Company entered into a settlement agreement with the Bankruptcy Trustee and all defendants. The settlement agreement is subject to the approval of the United States Bankruptcy Court. The Company agreed to issue 2,000,000 non-registered shares of the Company’s Common Stock to the plaintiffs once the Bankruptcy Court approves the transaction. It is anticipated that approval will occur in the second quarter of 2007.
$4 Million Funding Commitment
On February 14, 2007 the Company entered into a Securities Purchase Agreement with certain existing stockholders of the Company, pursuant to which the Company agreed to sell (i) up to $2,531,645.50, principal amount, of Original Issue Discount Secured Convertible Debentures due February 2010, convertible into shares of the Company’s Common Stock at a conversion price of $0.15 per share and (ii) up to 16,877,638 Warrants to purchase shares of Common Stock of the Company at an exercise price of $0.15 per share. The Securities Purchase Agreement also provides that the purchasers will permit the Company to draw down an additional $2,000,000 plus accrued interest on or before December 31, 2007 on the same terms and conditions as the Securities Purchase Agreement. Each purchaser under the Securities Purchase Agreement has the right to participate in subsequent financings of the Company.
On February 14, 2007, the Company issued the Secured Convertible Debentures and the Warrants pursuant to the Securities Purchase Agreement. The Secured Convertible Debentures bear prepaid interest of $531,645.50 (7% per year) of the principal amount. The conversion price of the Secured Convertible Debentures and the exercise price of the Warrants are subject to adjustment upon stock splits or combinations, stock dividends and other similar events as well as upon certain dilutive issuances or rights offerings. The Warrants expire on February, 2010. Pursuant to the terms of a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, the Company is obligated to register the shares of Common Stock issued upon conversion of the Secured Convertible Debentures and exercise of the Warrants under certain circumstances. The Secured Convertible Debentures are secured by certain assets of the Company and its subsidiaries pari passu with the secured convertible debentures issued July 31, 2006. After the transaction, the Company had approximately 55 million shares of common stock outstanding (approximately 163 million shares on a fully diluted basis).

Exhibit Index

Exhibit No.	Identification of Exhibits	Method of Filing

3.1	Amended and Restated Articles of Incorporation	Filed with this report.

3.2	Amended and Restated Bylaws of Hartville Group, Inc.	Incorporated by reference to Exhibit 3.2 to the SB-2 filed October 25, 2000.

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the SB-2 filed October 25, 2000.

4.2	Securities Purchase Agreement, dated July 31, 2006	Incorporated by reference to Exhibit 4.1 to the 8-K filed August 4, 2006.

4.3	Form of Secured Convertible Debenture, dated July 31, 2006	Incorporated by reference to Exhibit 4.2 to the 8-K filed August 4, 2006.

4.4	Form of Common Stock Purchase Warrant, dated July 31, 2006	Incorporated by reference to Exhibit 4.3 to the 8-K filed August 4, 2006.

4.5	Registration Rights Agreement, dated July 31, 2006	Incorporated by reference to Exhibit 4.4 to the 8-K filed August 4, 2006.

4.6	Securities Purchase Agreement, dated February 17, 2007	Incorporated by reference to Exhibit 4.1 to the 8-K filed February 20, 2007.

4.7	Form of Secured Convertible Debenture, dated February 14, 2007	Incorporated by reference to Exhibit 4.2 to the 8-K filed August 4, 2006.

4.8	Form of Stock Purchase Agreement, dated February 17, 2007	Incorporated by reference to Exhibit 4.3 to the 8-K filed August 4, 2006.

4.9	Registrations Rights Agreement, dated February 14, 2007	Incorporated by reference to Exhibit 4.4 to the 8-K filed August 4, 2006.

10.1	Conversion Agreement and Release, dated July 31, 2006	Incorporated by reference to Exhibit 10.1 to the 8-K filed August 4, 2006.

10.2	Security Agreement, dated July 31, 2006	Incorporated by reference to Exhibit 10.2 to the 8-K filed August 4, 2006.

10.3	Form of Subsidiary Guarantee, dated July 31, 2006	Incorporated by reference to Exhibit 10.3 to the 8-K filed August 4, 2006.

10.4	Employment Agreement for Dennis C. Rushovich *	Filed with this report.

10.5	Employment Agreement for Christopher R. Sachs *	Filed with this report.

10.6	Employment Agreement for Christopher Edgar *	Filed with this report.

10.7	Employment Agreement for Hirsch Ribakow *	Incorporated by reference to Exhibit 10.9 to the SB-2 filed June 2, 2005.

10.8	Restricted Stock Agreement between Hartville Group, Inc. and Christopher Edgar *	Incorporated by reference to Exhibit 10.4 to the 8-K filed February 15, 2006.

10.9	2006 Stock Option Plan *	Incorporated by reference to Exhibit 10.1 to the 8-K filed February 15, 2006.

10.10	Form of Stock Option Agreement under the 2006 Stock Option Plan *	Incorporated by reference to Exhibit 10.2 to the 8-K filed February 15, 2006.

Exhibit No.	Identification of Exhibits	Method of Filing

14.	Code of Ethics	Incorporated by reference to Exhibit 14 to the 10-KSB filed April 13, 2004.

21.	List of Subsidiaries	Filed with this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed with this report.

31.2	Certification of Principal Financial and Account Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed with this report.

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed with this report.

*	Management contract or compensatory plan or arrangement.