Form 10QSB
period 2007-03-31
HARTVILLE GROUP INC
filed 2007-05-15
CIK 1126960

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED MARCH 31, 2007

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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Number of shares of the issuer’s common stock, par value $.001, outstanding as of April 23, 2007: 56,266,189 shares
Transitional Small Business Disclosure Format YES ☐ NO ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2007 (Unaudited) and December 31, 2006

	March 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$2,545,228	$2,387,852
Other receivables	1,069,081	523,592
Prepaid expenses	1,688,167	1,023,156
Property and equipment — net	664,144	862,587
Deferred policy acquisition costs — net	2,086,421	1,236,007
Other assets	263,549	171,027

Total Assets	$8,316,590	$6,204,221

	March 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$697,969	$581,468
Reserve for claims	538,917	405,551
Premium deposits	598,028	351,321
Payable to reinsurer	45,330	18,600
Unearned commissions	385,343	253,800
Unearned premium	857,248	564,239
Debt (March 31, 2007 was offset by discount of $4,027,417 on convertible securities issued on July 31, 2006 and $2,531,470 on convertible securities issued on February 14, 2007; December 31, 2006 was offset by discount of $4,028,091 on convertible securities issued on July 31, 2006)	1,047,667	1,048,544

Total Liabilities	4,170,502	3,223,523

Stockholders’ Equity
Common stock, 200,000,000 shares authorized at March 31, 2006 and December 31, 2006, respectively: $.001 par value; 55,893,885 issued and 55,799,885 outstanding at March 31, 2007; 54,893,885 issued and 54,799,885 outstanding at December 31, 2006	55,894	54,894
Additional paid in capital	34,370,590	31,440,264
Retained deficit	(30,209,896)	(28,443,960)
Less: treasury stock at cost, 94,000 shares	(70,500)	(70,500)

	4,146,088	2,980,698

Total Liabilities and Stockholders’ Equity	$8,316,590	$6,204,221

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2007 and 2006
Unaudited

	March 31,	March 31,
	2007	2006
Premiums	$1,113,460	$916,975
Losses	(638,904)	(519,418)
Ceded costs	(378,586)	(292,362)

Reinsurance income	95,970	105,195

Commission income	745,858	419,657
General and administrative expenses	(2,512,918)	(2,309,960)

Operating loss	(1,671,090)	(1,785,108)

Other income	13,244	19,465
Other expenses	(108,090)	(714,335)

Loss before taxes	(1,765,936)	(2,479,978)

Provision for taxes	—	—

Net loss	$(1,765,936)	$(2,479,978)

Net loss per common share	$(0.03)	$(0.14)

Weighted average common shares outstanding	55,788,774	17,594,256
See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2007 and 2006
Unaudited

	March 31,	March 31,
	2007	2006
Cash Flows from (for) Operating Activities
Net loss	$(1,765,936)	$(2,479,978)
Adjustments to derive cash flows:
Depreciation	209,046	211,099
Amortization	238,666	127,769
Share-based compensation	398,680	372,892
Amortization of discount on debt	850	154,876
Amortization of debt issue cost	3,594	—
Changes in operating assets and liabilities
Other receivables	(544,489)	2,103
Prepaid expenses	(133,365)	681,211
Accounts payable and accrued expenses	116,501	(280,357)
Premium deposits	246,707	3,792
Payable to reinsurer	26,730	—
Unearned commission	131,543	(8,838)
Unearned premium	293,009	—
Reserve for Claims	133,366	25,658

Net Cash for Operating Activities	(645,098)	(1,189,773)

Cash Flows for Investing Activities
Deferred policy acquisition costs	(1,088,882)	(42,040)
Additions to property and equipment	(10,509)	(6,159)
Capitalized software development	(80,820)	—

Net Cash for Investing Activities	(1,180,211)	(48,199)

Cash Flows from (for) Financing Activities
Proceeds from convertible debentures	2,000,000	—
Payments on notes payable	(1,727)	(15,876)
Debt issue cost	(15,588)	—
Proceeds from issuance of common stock to employee	—	2,000

Net Cash from (for) Financing Activities	1,982,685	(13,876)

Net Increase (Decrease) in Cash and Cash Equivalents	157,376	(1,251,848)

Cash and Cash Equivalents — Beginning of period	2,387,852	4,125,579

Cash and Cash Equivalents — End of period	$2,545,228	$2,873,731

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2007 (Unaudited) and Year Ended December 31, 2006

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2005	14,983,703	14,984	22,811,733	(17,280,997)	(70,500)	5,475,220
Issuance of stock to employee for services	2,000,000	2,000	360,000			362,000
Options issued to employees for services			731,725			731,725
Warrants issued to non-employees for services			29,232			29,232
Stock issued for cashless warrant exercised	2,740,805	2,741	(2,741)			—
Stock issued for extinguishment of debt	35,169,377	35,169	3,481,769			3,516,938
Relative fair value of warrants and beneficial conversion impact on July 31, 2006 convertible securities			4,028,546			4,028,546
Net loss				(11,162,963)		(11,162,963)

Balance December 31, 2006	54,893,885	54,894	31,440,264	(28,443,960)	(70,500)	2,980,698
Issuance of stock to employee for services	1,000,000	1,000	35,000			36,000
Options issued to employees for services			363,680			363,680
Relative fair value of warrants and beneficial conversion impact on February 14, 2007 convertible securities			2,531,646			2,531,646
Net loss				(1,765,936)		(1,765,936)

Balance March 31, 2007	55,893,885	55,894	34,370,590	(30,209,896)	(70,500)	4,146,088

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
The results of operations for the three months ended March 31, 2007, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2007. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2006.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions, which affect the reported earnings (losses), financial position and various disclosures. Although the estimates are considered reasonable, actual results could differ from the estimates.
Revenue Recognition Policies
The Company derives revenue for the sale of certificates and policies of Insurance as part of the master policy we administer on behalf of the Wag N’ Pet Club for its members. The Company also derives revenue from the earned premium as a result of providing reinsurance coverage to the primary insurance carrier through the Company’s reinsurance subsidiary, Hartville Re.
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
During the three months ended March 31, 2007 and 2006, the Company had deposits with a major financial institution that were in excess of FDIC insured limits.

Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Restricted Cash — Trust Funds
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,057,631 and $418,690 in trust funds at March 31, 2007 and 2006, respectively.
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance, repair costs and minor renewals are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $209,046 and $211,099 for the three months ended March 31, 2007 and 2006, respectively.
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
Convertible Debentures
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. Recently the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (FSP EITF 00-19-2), “Accounting for Registration Payment Arrangements” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. In accordance with the effective date provisions, the Company has adopted FSP EITF 00-19-2.
New Accounting Standards
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. The Company determined that there were no material liabilities for uncertain tax positions, therefore the disclosure required by FIN 48 were not made.
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
In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (FSP EITF 00-19-2), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends SFAS 133, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has adopted FSP EITF 00-19-2 effective January 1, 2007. The Company has concluded that the adoption of FSP 00-19-2 has no material impact on its consolidated financial position or results of operations.
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
NOTE 2 – MANAGEMENT’S PLANS
The Company has had a long trend of negative cash flows from operations. For the three months ended March 31, 2007 cash flows for operations was $(645,098) and the balance sheet reflects an accumulated deficit of $(30,209,806) as of March 31, 2007. We have taken a number of steps to remove this working capital risk including (1) improving the Company’s profitability, (2) enhancing our marketing strategy and (3) soliciting existing or new investors for additional capital.
For the three months ended March 31, 2007, our profitability improvements resulted in a 78% increase in our commission income when compared to the same period of 2006. Our marketing improvements resulted in net pet growth of 7,807 for the first quarter of 2007, compared to 937 for 2006.

We were also successful in soliciting additional working capital from existing investors for approximately $4,400,000 through the issuance of the three year Convertible Debentures on July 31, 2006 and February 14, 2007. Subsequently, in May 2007 we received another $2,000,000 of working capital by means of debt funding, see footnote 16, Subsequent Events for further details on this debt funding.
NOTE 3 – OTHER RECEIVABLES
Other receivables as of March 31, 2007 and December 31, 2006 are summarized by major classifications as follows:

	March 31,	December 31,
	2007	2006
Insurance carriers	$910,976	$459,271
Miscellaneous	158,105	64,321

	$1,069,081	$523,592

Insurance carriers’ receivable reflects the funds withheld arrangement by which a carrier retains cash due to Hartville Re in order to assure the funding of future claims for policies written.
NOTE 4 – PREPAID EXPENSES
Prepaid expenses as of March 31, 2007 and December 31, 2006 are summarized by major classifications as follows:

	March 31,	December 31,
	2007	2006
Interest on February 14, 2007 convertible debt	$511,660	$—
Interest on July 31, 2006 convertible debt	842,650	925,753
Miscellaneous	333,857	97,403

	$1,688,167	$1,023,156

NOTE 5 – LONG-LIVED ASSETS
Property and equipment as of March 31, 2007 and December 31, 2006 are summarized by major classifications as follows:

	March 31,	December 31,
	2007	2006
Furniture and fixtures	$166,554	$166,554
Equipment	475,620	465,111
Software	2,299,535	2,299,535
Leasehold improvements	195,219	195,219

	3,136,928	3,126,419
Less: accumulated depreciation	(2,472,784)	(2,263,832)

	$664,144	$862,587

NOTE 6 – NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs for the three months ended March 31, 2007 and for the year ended December 31, 2006, are summarized as follows:

	March 31,	December 31,
	2007	2006
Beginning balance, net	$1,236,007	$1,004,051
Acquisition costs incurred	1,088,882	786,933
Amortization of acquisition costs	(238,468)	(554,977)

Ending balance, net	$2,086,421	$1,236,007

NOTE 7 – RESERVE FOR CLAIMS
The changes in the carrying amount for the reserve for claims for the three months ended March 31, 2007 and for the year ended December 31, 2006, are summarized as follows:

	March 31,	December 31,
	2007	2006
Beginning balance, net	$405,551	$377,573

Incurred losses related to:
Current year	638,904	2,141,205
Prior year	—	(116,401)

Total incurred	638,904	2,024,804

Paid losses related to:
Current year	(312,476)	(1,818,267)
Prior year	(237,735)	(261,172)

Total paid	(550,211)	(2,079,439)

Plus Ceded Reserve	44,673	82,613

Ending balance, net	$538,917	$405,551

Reserve for Claims is represented by:

	March 31,	December 31,
	2007	2006
Reported claims	$248	$8,644
Incurred but not reported claims	538,669	396,907

	$538,917	$405,551

NOTE 8 – DEBT
Other Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at March 31, 2007 and 2006 was $11,617 and $18,192, respectively. Interest expense for the note was $557 and $280 for the three months ended March 31, 2007 and 2006, respectively. The equipment financed secures the note.
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
The Company entered into a Registration Rights Agreement with the bondholders of the convertible debentures that were issued on July 31, 2006. The Registration Rights Agreement require the Company to file a registration statement by December 15, 2006; respond to any SEC comments within 20 trading days and has an obligation to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act. Failure to fulfill the requirements of the registration rights subject the Company to liquidated damages of 1.5% per month of the aggregate purchase price paid by the holders, subject to a maximum aggregate of 18%. The Company has received a waiver of registration rights until June 15, 2007.
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS 133 and EITF 00-19. SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. Recently the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (FSP EITF 00-19-2), “Accounting for Registration Payment Arrangements” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. In accordance with the effective date provisions, the Company has adopted FSP EITF 00-19-2 effective January 1, 2007.
The Company evaluated the penalty provisions in light of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” and has determined that no liability exists due to the current high probability of the holders continuing to waive their registration rights, considering the SEC’s position under Rule 415, which severely limits the number of shares that can be registered. Also, the Company believes that it will be able to minimize any penalties considering the time allowed under the agreement to file a registration statement and then to respond to SEC comments.
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
February 2007 Debenture Issuance
On February 14, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 16,877,638 shares of the Company’s common stock. This convertible debt carries a 7% annual coupon. The full amount of interest of $531,645 was prepaid. The conversion price for the convertible debenture and the exercise price of the warrants were set at $0.15.
The Company entered into a Registration Rights Agreement with the bondholders of the convertible debentures that were issued on February 14, 2007. The Registration Rights Agreement requires that the Company file a registration statement only upon written demand from both holders of the securities. If a registration statement is required to be filed, the Company has at least 45 days to file the registration statement and must then respond to any SEC comments within 20 trading days and has an obligation to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act. Failure to fulfill the requirements of the registration rights subject the Company to liquidated damages of 1.5% per month of the aggregate purchase price paid by the holders, subject to a maximum aggregate of 18%.
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS 133 and EITF 00-19. SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. Recently the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (FSP EITF 00-19-2), “Accounting for Registration Payment Arrangements” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. In accordance with the effective date provisions, the Company has adopted FSP EITF 00-19-2 effective January 1, 2007.
The Company evaluated the penalty provisions in light of FSP EITF 00-19-2 “Accounting for Registration Payment Arrangements” and has determined that no liability exists due to the current low probability of the holders issuing a written demand, considering the

SEC’s position under Rule 415, which severely limits the number of shares that can be registered. Also, the Company believes that it will be able to minimize any penalties considering the time allowed under the agreement to file a registration statement and then to respond to SEC comments.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $2,531,645, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. This non-cash discount will be amortized over the life of the Debenture as an expense using the effective interest method. The non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $2,531,645 which is due February 14, 2010.
NOTE 9 – OTHER EXPENSES
Other expenses for the three months ended March 31, 2007 and 2006 are summarized as follows:

	For the Three Months Ended
	March 31,	March 31,
	2007	2006
Interest expense on March 23, 2005 note	$—	$3,887
Interest expense on capitalized lease	557	280
Non Cash Expenses:
Amortization of fees on November 2004 convertible debt	—	149,203
Amortization of Prepaid Interest on November 2004 convertible debt	—	192,982
Amortization of discount on November 2004 convertible debt	—	152,908
Amortization of Prepaid Interest on September 30, 2005 convertible debt	—	213,107
Amortization of discount on September 30, 2005 convertible debt	—	1,968
Amortization of Prepaid Interest on July 31, 2006 convertible debt	83,104	—
Amortization of discount on July 31, 2006 convertible debt	674	—
Amortization of direct issue costs on July 31, 2006 convertible debt	2,403	—
Amortization of Prepaid Interest on February 14, 2007 convertible debt	19,985	—
Amortization of discount on February 14, 2007 convertible debt	176	—
Amortization of direct issue costs on February 14, 2007 convertible debt	1,191	—

	$108,090	$714,335

NOTE 10 – LEASES
At March 31, 2007, we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease is accounted for as an operating lease.
Rental expense for office space and equipment was $47,444 and $45,535 for the three months ending March 31, 2007 and 2006, respectively.

NOTE 11 – CEDED REINSURANCE
The Company has entered into an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The schedule provided below reflects the gross amount reinsured by Hartville Re and amounts subject to the retrocession agreement for the three months ended March 31, 2007:

March 31,
2007
Gross amounts reinsured
Premiums	$1,356,456
Losses	(772,553)
Ceded costs	(461,203)

Reinsurance income (gross)	122,700

Ceded amounts
Premiums	242,996
Losses	(133,649)
Ceded costs	(82,617)

Ceded reinsurance income	26,730

Net amounts reinsured
Premiums	1,113,460
Losses	(638,904)
Ceded costs	(378,586)

Reinsurance income (net)	$95,970

NOTE 12 – NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Three Months Ending
	March 31,
	2007	2006
Net loss	$(1,765,936)	$(2,479,978)
Weighted average common shares outstanding	55,788,774	17,594,256

Dilutive effect of outstanding warrants and options	—	—
Diluted common shares	55,788,774	17,594,256

Basic net loss per share	$(0.03)	$(0.14)
Diluted net loss per share	$(0.03)	$(0.14)
No outstanding warrants or options were considered dilutive for the three months ended March 31, 2007 and 2006 because the Company had a net loss.
The following is a schedule of potential dilution as of March 31, 2007.

Outstanding and exercisable at March 31, 2007	55,799,885

		Dollar	Exercise
		amount of	price/
		Convertible	Convertible	Shares	Remaining
Instrument	Description	Debt	price	Exercisable	life (years)
Warrant	August 31, 2004 Convertible debt	N/A	$0.60	499,999	2.4
Warrant	November 2004 Convertible debt	N/A	$0.01	3,365,841	2.7
Warrant	September 30, 2005 Convertible debt	N/A	$0.01	4,016,872	3.5
Warrant	Consulting Services	N/A	$5.00	250,000	2.2
Warrant	Consulting Services	N/A	$6.00	250,000	2.2
Convertible Debt	July 31, 2006	5,063,291	$0.10	50,632,912	2.3
Warrant	July 31, 2006 Convertible Debt	N/A	$0.10	50,632,912	2.3
Convertible Debt	February 14, 2007	2,531,645	$0.15	16,877,638	2.9
Warrant	February 14, 2007 Convertible Debt	N/A	$0.15	16,877,638	2.9
Options	Employee options	N/A	$0.33	1,948,000	8.9
Options	Employee options	N/A	$0.11	13,976,000	9.5
Options	Employee options	N/A	$0.14	1,740,000	9.7

Potential additional shares as of March 31, 2007				161,067,812

Total potential shares as of March 31, 2007				216,867,697

The following table summarizes stock purchase warrant activity during the year ended December 31, 2006 and three months ended
March 31, 2007

			Weighted
			average
		Exercise	exercise
	Number of	price	price per
	shares	range	share
Outstanding at December 31, 2005	12,183,829	$0.01-$6.00	$0.39
Granted	50,682,909	$0.10-$0.69	$0.10
Exercised	(2,740,805)	$0.01	$0.01
Canceled	(1,110,309)	$0.01-$3.00	$1.76

Outstanding at December 31, 2006	59,015,624	$0.01-$6.00	$0.13

Granted	16,877,638	$0.15	$0.10
Exercised	—	$—	$—
Canceled	—	$—	$—

Outstanding at March 31, 2007	75,893,262	$0.01-$6.00	$0.14
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Licensing Agreements
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For fiscal year 2007, the agreement called for a minimum payment of $275,000, with royalties being paid on a sliding scale of 5% in excess of $5,500,000 to 1% on annual premiums over $100,000,000. In addition, common stock purchase warrants are issued each year on a sliding scale of 25,000 warrants when annual premiums exceed $10,000,000 up to 100,000 warrants when annual premiums exceed $100,000,000. For purposes of this agreement, the term “premiums” is limited to premiums on all “Petshealth Care Plan” insurance policies or other policies utilizing the Licensed Property. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $117,463 and $95,672 for the three months ended March 31, 2007 and 2006, respectively.
In February 2006, the Company entered into a strategic partnership agreement with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their more than one million loyal supporters. Pursuant to this agreement, we are committed to pay a royalty guarantee of $335,000 per year. Additionally, the Company is committed to paying a contingency royalty based on the effectiveness of marketing campaigns utilizing the ASPCA Pet Insurance branded product sales. Product sales are generated under the ASPCA trademark, payable in amounts in excess of the royalty guarantee. Amounts paid under this agreement for the three months ended March 31, 2007 and 2006 were $83,750 and $55,833, respectively.
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
NOTE 14 – SHARE-BASED COMPENSATION
Employee Share-Based Compensation
Pursuant to the Restricted Stock Agreement between the Company and its Chief Marketing Officer, Christopher Edgar, executed February 9, 2006, 1,000,000 shares of restricted stock were granted to Christopher Edgar effective January 2, 2007. The 1,000,000 shares vest equally at 250,000 on March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2006. The Company valued the 1,000,000 shares at $140,000 and will expense the shares as they vest equally at $35,000 on March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2007. The shares were valued at the closing price of the Company’s stock on the effective grant date (January 2, 2007), in accordance with SFAS No. 123(R), “Share-Based Payment.”
Employee Share-Based Options
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” At March 31, 2007, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $363,680 and $253,660 for the three months ended March 31, 2007 and 2006, respectively. Stock-based compensation for option awards is being expensed as the individual options vest, which is typically over a one year period.
The fair value of the Company’s employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all options granted:

FAS No. 123R
Expense
2006
Risk-free interest rate	4.69%-5.03%
Expected life of options	1 year
Expected dividend yield of stock	0%
Expected volatility of stock	152%-273%
Forfeiture rate	0%
The expected volatility is based on recent historical volatility of the Company’s stock. The expected term is an estimate based on expected behavior of the group of optionees considering the high volatility of the stock. The risk free rate is based on U.S. Treasury rates with a maturity equal to the expected life of the option at the time of grant.

2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. On September 11, 2006, the Board of Directors of the Company amended the Hartville Group, Inc. 2006 Stock Option Plan. The amendment to the 2006 Stock Option Plan increased the total number of shares of the Company’s Common Stock, reserved and available for issuance under the 2006 Stock Option Plan from 2,500,000 shares to 20,000,000 shares. There were no other amendments to the 2006 Stock Option Plan. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. All options expire on the tenth anniversary of the grant date. There were 2,336,000 options remaining in the 2006 Stock Option Plan at March 31, 2007.
A summary of the Company’s non-qualified share-based option activity and related information for the three months ended March 31, 2007 is shown in the following table:

2006
		Weighted-	Weighted
		Average	Average	Aggregate
	Optioned	Exercise	Remaining	Intrinsic
	Shares	Price	Term (in years)	Value
Options outstanding at January 1, 2007	17,664,000	$0.14
Granted	—
Exercised	—
Forfeited	—
Expired	—

Options outstanding at March 31, 2007	17,664,000	$0.14	9.4	$2,514,560

Exercisable at March 31, 2007	9,615,000	$0.16	9.4	$1,226,720

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at March 31, 2007.
A summary of the status of the Company’s non-vested shares as of March 31, 2007 and changes during the three months ended March 31, 2007 is as follows:

		Weighted-
		Average Grant-
		Date Fair
Nonvested Options	Shares	Value
Nonvested at January 1, 2007	11,978,000	$0.09
Granted	—	$—
Vested	(3,929,000)	$0.09
Forfeited	—	$—

Nonvested at March 31, 2007	8,049,000	$0.09
The non-vested options outstanding at March 31, 2007 vest as shown below.

2007
Second Quarter	3,929,000
Third Quarter	2,060,000
Fourth Quarter	2,060,000

8,049,000

As of March 31, 2007, there was $749,012 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. These unrecognized compensation costs are expected to be recognized as follows:

2007
Second Quarter	$363,680
Third Quarter	$192,666
Fourth Quarter	$192,666

Total Unrecoginized Compensation Cost	$749,012

NOTE 15 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	company	Total
Three Months Ended March 31, 2007
Gross Revenue	$—	$745,858	$1,113,460	$1,859,318
Operating income (loss)	$(174,727)	$(1,549,778)	$53,415	$(1,671,090)
Operating income (loss) %	0.0%	-207.8%	4.8%	-89.9%
Total assets	$1,934,319	$4,161,113	$2,221,158	$8,316,590

Three Months Ended March 31, 2006
Gross Revenue	$—	$419,657	$916,975	$1,336,632
Operating income (loss)	$(216,671)	$(1,632,055)	$63,618	$(1,785,108)
Operating income (loss) %	0.0%	-388.9%	6.9%	-133.6%
Total assets	$2,084,770	$3,027,973	$2,079,077	$7,191,820
NOTE 16 — SUBSEQUENT EVENTS
Additional Funding
As provided in the February 14, 2007 Securities Purchase Agreement, the Company exercised its right to draw an additional $2,000,000 plus accrued interest. On May 8, 2007 the Company entered into a Securities Purchase Agreement with certain existing stockholders of the Company, pursuant to which the Company agreed to sell (i) $2,531,645.50, principal amount, of Original Issue Discount Secured Convertible Debentures due May 8, 2010, convertible into shares of the Company’s Common Stock at a conversion price of $0.15 per share and (ii) 16,877,638 Warrants to purchase shares of Common Stock of the Company at an exercise price of $0.15 per share. Each purchaser under the Securities Purchase Agreement has the right to participate in subsequent financings of the Company.
On May 8, 2007, the Company issued the Secured Convertible Debentures and the Warrants pursuant to the Securities Purchase Agreement. The Secured Convertible Debentures bear prepaid interest of $531,645.50 (7% per year) of the principal amount. The conversion price of the Secured Convertible Debentures and the exercise price of the Warrants are subject to adjustment upon stock splits or combinations, stock dividends and other similar events as well as upon certain dilutive issuances or rights offerings. The Warrants expire on May 8, 2011. Pursuant to the terms of a Registration Rights Agreement entered into in connection with the Securities Purchase Agreement, the Company is obligated to register the shares of Common Stock issued upon conversion of the Secured Convertible Debentures and exercise of the Warrants under certain circumstances. The Secured Convertible Debentures are secured by certain assets of the Company and its subsidiaries pari passu with the secured convertible debentures issued July 31, 2006 and February 14, 2007. After the transaction, the Company had approximately 56 million shares of common stock outstanding (approximately 250 million shares on a fully diluted basis).

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
Results of Operations
Three months ended March 31, 2007 compared to three months ended March 31, 2006
Total earned premiums for the three months ended March 31, 2007 of $2,712,910 were $881,422 (48%) higher than total premium of $1,831,488 for 2006. Total premium increased primarily due to the increase in number of pets insured. The number of pets insured at March 31, 2007, was 40,159, with an increase of 7,807 (24%) pets for the first quarter of 2007. By way of comparison, the number of pets insured at March 31, 2006, was 25,293 with an increase of 937 (4%) pets from 2006.
Premiums retained by Hartville Re for the three months ended March 31, 2007 of $1,113,460 were $196,485 (21%) higher than premiums retained of $916,975 for the first quarter of 2006. While the total earned premium increased 48%, retained premium only increased 21% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. Adjusting retained premium for the retrocession of $242,996, premium retained would have been $1,356,456 for a $439,481 (48%) increase.
Losses for the three months ending March 31, 2007 of $638,904 were $119,486 (23%) higher than losses of $519,418 for the comparative period of 2006. The higher losses are a result of the increase in pets insured. Adjusting losses for the retroceded losses of $133,649, losses would have been $772,553 for a $253,135 (49%) increase.
Ceded costs for the three months ending March 31, 2007 of $378,586 was $86,224 (29%) higher than ceded costs of $292,362 for the comparative period of 2006. Adjusting ceded costs for the retrocession of $82,617, ceded costs would have been $461,203 for a $168,841 (58%) increase. The higher ceded costs were a result of the higher premium.
The overall income statement effect of the retrocession agreement was a $26,730 reduction in reinsurance income for the three months ended March 31, 2007.
Commission income earned by Petsmarketing of $745,858 for the three months ending March 31, 2007 was $326,201 (78%) higher than commission income earned of $419,657 for the comparative period of 2006. The increase is attributable to the increase in total premiums and the $10.50 annual policy holder fee.
General and administrative expenses of $2,512,918 for the three months ending March 31, 2007 were $202,958 (9%) higher than general and administrative expenses of $2,309,960 for the comparative period of 2006.
General and administrative expenses increased due primarily to the following factors, including:
•	Compensation increased by approximately $250,000 due to the following factors:
o	Increased $196,000 due to the increase in staff in accordance with of the increase in business

o	Increased $110,000 due to the valuation and expensing of 3,929,000 vested options to employees

o	Decreased $55,000 due to the valuation and expensing of 250,000 fewer vested shares of restricted stock issued to an employee
•	Amortization has increased approximately $111,000 as a result of an increase in deferred acquisition cost from increased marketing activities

•	Merchant processing fees has increased approximately $53,000 due to the increase in business

•	Marketing expenses decreased by approximately $240,000 due to the capitalization of marketing costs
Other income decreased $6,221 (32%) to $13,244 for the three months ending March 31, 2007 from $19,465 for the comparative period of 2006. Other income consists primarily of interest income on cash accounts.

Other expenses decreased $606,245 (85%) to $108,090 for the three months ending March 31, 2007 from $714,335 for the comparative period of 2006. The decrease in other expenses is a result of the November 2004 and September 2005 debentures being paid off in July 2006. A detailed schedule is included in footnote 9 of the consolidated financial statements.
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
General and administrative expenses increased due primarily to the following factors, including:
•	Marketing expenses increased $202,000 due to testing in various markets

•	Compensation increased by
o	$264,000 due to the valuation and expensing of 1,364,500 vested options to employees

o	$90,000 due to the valuation and expensing of 2,000,000 shares of restricted stock issued to an employee

o	Contract personnel expense decreased $42,000 due to changed hiring practices and reduced usage of temporary personnel agencies
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
Also, in February 2007 we received $2,000,000 additional working capital by means of debt funding, with a firm commitment for an additional $2,000,000 of working capital through a committed line of credit.
Sources and Uses of Cash — Operations
Net cash used for operating activities favorably decreased $544,675 (46%) to $(645,098) for the three months ended March 31, 2007 from $(1,189,773) for the comparable period of 2006. Net cash used for operating activities decreased due to a number of factors, including:
•	Gross revenue (reinsurance income plus commission) increased approximately $283,000 (54%) due mainly to the increased in overall pets insured

•	Cash G&A expenses increased by approximately $86,000 (5%) (non-cash G&A expenses are: vesting of stock and stock options, depreciation, and amortization)
o	Compensation increased by approximately $196,000 due to the increase in staff in accordance with of the increase in business

o	Merchant processing fees has increased approximately $53,000 due to the increase in business

o	Marketing expenses decreased by approximately $240,000 due to the capitalization of marketing costs
Sources and Uses of Cash — Investing
Net cash for investing activities unfavorably increased $1,132,012 to $(1,180,211) for the three months ended March 31, 2007 from $(48,199) for the comparable period of 2006. Net cash for investing activities increased due to a number of factors, including:
•	Deferred policy acquisition costs unfavorably increased approximately $1,047,000 due to the capitalization of and increased spending in the marketing programs

•	Capitalized software development unfavorably increased approximately $81,000 due to the Company developing a new software program for the administration of its insured pets
Sources and Uses of Cash — Financing
Net cash from (for) financing activities favorably increased $1,996,561 to $1,982,685 for the three months ended March 31, 2007 from ($13,876) for the comparable period of 2006. The favorable increase resulted from the proceeds received of $2,000,000 on February 14, 2007 from the issuance of the convertible debentures.
Notes Payable and Convertible Debentures
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
On February 14, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 16,877,638 shares of common stock. This convertible debt carries a 7% annual coupon. The full amount of interest of $531,645 was prepaid.
Debt Instruments, Guarantees and Related Covenants
The July 31, 2006 and February 14, 2007 Convertible Debentures and warrants include demand registration rights which require the Company to file a registration statement with respect to the resale of the shares which may be issued upon conversion of the Debentures or the exercise of the warrants upon demand by the investors. In addition, each subsidiary of the Registrant has provided a guarantee with respect to the Registrant’s obligations under the Secured Convertible Debentures.

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
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,057,631 and $418,690 in trust funds at March 31, 2007 and 2006, respectively.
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

		Favorable Claims	Unfavorable
	As Reported	Loss Ratio	Claims Loss Ratio
Premiums	$1,113,460	$1,113,460	$1,113,460
Losses	(638,904)	(484,855)	(810,979)
Ceded costs	(378,586)	(503,752)	(340,690)

Reinsurance results	95,970	124,853	(38,209)

Commission income	745,858	1,037,402	670,067
General and administrative	(2,512,918)	(2,512,918)	(2,512,918)

Operating loss	(1,671,090)	(1,350,663)	(1,881,060)

Other income	13,244	13,244	13,244
Other expense	(108,090)	(108,090)	(108,090)

Loss before taxes	(1,765,936)	(1,445,509)	(1,975,906)

Provision for taxes	—	—	—

NET LOSS	$(1,765,936)	$(1,445,509)	$(1,975,906)

Net loss per common share	$(0.03)	$(0.03)	$(0.04)

Weighted average common shares outstanding	55,788,774	55,788,774	55,788,774
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
Details regarding the adoption of SFAS No. 123(R) and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in footnote 14 of the consolidated financial statements included elsewhere in this report. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the three months ended March 31, 2007 and 2006, was approximately $399,000 and $373,000, respectively. As of March 31, 2007, the Company had approximately $854,000 of unrecognized compensation expense related to non-vested share-based payment awards that are expected to be recognized in fiscal year 2007.
New Accounting Standards
See footnote 1, Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this report for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.
Item 3. Controls and Procedures
Management has concluded that the Company’s controls over accounting disclosures and related procedures are effective as of March 31, 2007. The Company has recently instituted, and will continue to monitor, corrective actions with respect to prior significant deficiencies in our internal controls. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated these significant deficiencies with respect to the preparation of this Quarterly Report on Form 10-QSB such that the information required to be disclosed in this Form 10-QSB has been recorded, processed, summarized and reported correctly.
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

Item 1.A Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 14, 2007, the Company issued Secured Convertible Debentures in the amount of $2,531,645.50, principal amount, with such Debentures due February 2010, convertible into shares of the Company’s Common Stock at a conversion price of $0.15 per share, and 16,877,638 Warrants to purchase shares of Common Stock of the Company at an exercise price of $0.15 per share. The proceeds will be used for working capital.
The Secured Convertible Debentures and Warrants were issued solely to “accredited investors” and “qualified institutional buyers,” each as defined in the Securities Act of 1933, as amended. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.
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

May 15, 2007	/s/ Dennis Rushovich
Dennis Rushovich
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

May 15, 2007	/s/ Christopher R. Sachs
Christopher R. Sachs
Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)

Exhibit Index

Exhibit No.	Description

EX 31.1	Certification

EX 31.2	Certification

EX 32.1	Certification