Form 10QSB
period 2007-06-30
HARTVILLE GROUP INC
filed 2007-08-14
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED JUNE 30, 2007

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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
Number of shares of the issuer’s common stock, par value $.001, outstanding as of August 3, 2007: 56,266,189 shares
Transitional Small Business Disclosure Format YES ☐ NO ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2007 (Unaudited) and December 31, 2006

	June 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$2,549,897	$2,387,852
Other receivables	1,734,089	523,592
Prepaid expenses	1,929,372	1,023,156
Property and equipment — net	696,004	862,587
Deferred policy acquisition costs — net	3,192,379	1,236,007
Other assets	111,111	171,027

Total Assets	$10,212,852	$6,204,221

	June 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,051,250	$581,468
Reserve for claims	1,021,867	405,551
Premium deposits	468,880	351,321
Payable to reinsurer	62,221	18,600
Unearned commissions	402,335	253,800
Unearned premium	894,075	564,239
Debt (June 30, 2007 was offset by discount of $3,358,923 on convertible securities issued on July 31, 2006 and $2,531,236 on convertible securities issued on February 14, 2007 and $1,583,732 on convertible securities issued on May 8, 2007; December 31, 2006 was offset by discount of $4,028,091 on convertible securities issued on July 31, 2006)	2,662,522	1,048,544

Total Liabilities	6,563,150	3,223,523

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized at June 30, 2007 and December 31, 2006. $0.001 par value; 0 issued and outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock, 400,000,000 and 200,000,000 shares authorized at June 30, 2007 and December 31, 2006, respectively: $.001 par value; 56,360,189 issued and 56,266,189 outstanding at June 30, 2007; 54,893,885 issued and 54,799,885 outstanding at December 31, 2006	56,360	54,894
Additional paid in capital	36,405,759	31,440,264
Retained deficit	(32,741,917)	(28,443,960)
Less: treasury stock at cost, 94,000 shares	(70,500)	(70,500)

	3,649,702	2,980,698

Total Liabilities and Stockholders’ Equity	$10,212,852	$6,204,221

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2007 and 2006
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Premiums	$1,577,057	$912,664	$2,690,517	$1,829,639
Losses	(883,345)	(511,160)	(1,522,249)	(1,030,578)
Ceded costs	(536,215)	(305,690)	(914,801)	(598,052)

Reinsurance income	157,497	95,814	253,467	201,009

Commission income	919,248	455,619	1,665,106	875,276
General and administrative expenses	(2,749,441)	(1,971,151)	(5,262,359)	(4,281,111)

Operating loss	(1,672,696)	(1,419,718)	(3,343,786)	(3,204,826)

Other income	17,749	15,366	30,993	34,831
Other expenses	(877,074)	(1,255,502)	(985,164)	(1,969,837)

Loss before taxes	(2,532,021)	(2,659,854)	(4,297,957)	(5,139,832)

Provision for taxes	—	—	—	—

Net loss	$(2,532,021)	$(2,659,854)	$(4,297,957)	$(5,139,832)

Net loss per common share	$(0.05)	$(0.14)	$(0.08)	$(0.28)

Weighted average common shares outstanding	56,261,065	19,630,508	56,026,224	18,618,007
See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006
Unaudited

	June 30,	June 30,
	2007	2006
Cash flows from (for) operating activities
Net loss	$(4,297,957)	$(5,139,832)
Adjustments to derive cash flows:
Depreciation	430,933	422,081
Amortization	575,498	257,832
Share-based compensation	797,360	520,986
Amortization of discount on debt	722,800	844,821
Amortization of debt issue cost	7,907	—
Changes in operating assets and liabilities
Commissions receivable	—	(26,000)
Other receivables	(1,209,497)	66,282
Prepaid expenses	157,075	1,265,013
Accounts payable and accrued expenses	469,782	(162,221)
Premium deposits	117,559	12,703
Payable to reinsurer	43,621	—
Unearned commission	148,535	(6,182)
Unearned premium	329,836	—
Reserve for claims	616,316	(25,048)

Net Cash for Operating Activities	(1,090,232)	(1,969,565)

Cash Flows for Investing Activities
Deferred policy acquisition costs	(2,531,474)	(78,459)
Additions to property and equipment	(35,956)	(6,809)
Capitalized software development	(151,477)	—

Net Cash for Investing Activities	(2,718,907)	(85,268)

Cash Flows from (for) Financing Activities
Proceeds from convertible debentures	4,000,000	—
Payments on notes payable	(3,512)	(31,466)
Debt issue cost	(25,304)	—
Proceeds from issuance of common stock to employee	—	2,000

Net Cash from Financing Activities	3,971,184	(29,466)

Net Increase (Decrease) in Cash and Cash Equivalents	162,045	(2,084,299)

Cash and Cash Equivalents — Beginning of period	2,387,852	4,125,579

Cash and Cash Equivalents — End of period	$2,549,897	$2,041,280

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2007 (Unaudited) and Year Ended December 31, 2006

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2005	14,983,703	14,984	22,811,733	(17,280,997)	(70,500)	5,475,220
Issuance of stock to employee for services	2,000,000	2,000	360,000			362,000
Options issued to employees for services			731,725			731,725
Warrants issued to non-employees for services			29,232			29,232
Stock issued for cashless warrant exercised	2,740,805	2,741	(2,741)			—
Stock issued for extinguishment of debt	35,169,377	35,169	3,481,769			3,516,938
Relative fair value of warrants and beneficial conversion impact on July 31, 2006 convertible securities			4,028,546			4,028,546
Net loss				(11,162,963)		(11,162,963)

Balance December 31, 2006	54,893,885	54,894	31,440,264	(28,443,960)	(70,500)	2,980,698
Issuance of stock to employee for services	1,000,000	1,000	70,000			71,000
Options issued to employees for services			727,360			727,360
Stock issued for cashless warrant exercised	466,304	466	(466)			—
Relative fair value of warrants and beneficial conversion impact on February 14, 2007 convertible securities			2,531,646			2,531,646
Relative fair value of warrants and beneficial conversion impact on May 8, 2007 convertible securities			1,636,955			1,636,955
Net loss				(4,297,957)		(4,297,957)

Balance June 30, 2007	56,360,189	56,360	36,405,759	(32,741,917)	(70,500)	3,649,702

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
The results of operations for the six months ended June 30, 2007, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2007. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2006.
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
During the six months ended June 30, 2007 and 2006, the Company had deposits with a major financial institution that were in excess of FDIC insured limits.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Restricted Cash — Trust Funds
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,035,379 and $713,374 in trust funds at June 30, 2007 and December 31, 2006, respectively.
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance, repair costs and minor renewals are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $221,887 and $210,982 for the three months ended June 30, 2007 and 2006, respectively. Depreciation expense was $430,933 and $422,081 for the six months ended June 30, 2007 and 2006, respectively.
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
Share-Based Awards
The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payments” effective January 1, 2006. The adoption and its impact on amounts reported in the accompanying consolidated financial statements are more fully described in footnote 14, Share-Based Compensation.
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
New Accounting Standards
Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. The Company determined that there were no material liabilities for uncertain tax positions, therefore the disclosures required by FIN 48 were not made.
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
In December 2006, the FASB issued the FASB Staff Position (FSP) No. EITF 00-19-2, (FSP EITF 00-19-2), Accounting for Registration Payment Arrangements. This FSP addresses an issuer’s accounting for registration payment arrangements. This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. The guidance in this FSP amends SFAS 133, and SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to include scope exceptions for registration payment arrangements. This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles (GAAP) without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP shall be effective immediately for registration payment arrangements and the financial instruments subject to those arrangements that are entered into or modified subsequent to the date of issuance of this FSP, or for financial statements issued for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. The Company has adopted FSP EITF 00-19-2 effective January 1, 2007. The Company has concluded that the adoption of FSP 00-19-2 had no material impact on its consolidated financial position or results of operations.
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
NOTE 2 – MANAGEMENT’S PLANS
The Company has had a long trend of negative cash flows from operations. For the six months ended June 30, 2007 cash flows for operations was $(1,090,232) and the balance sheet reflects an accumulated deficit of $(32,741,917) as of June 30, 2007. We have taken a number of steps to remove this working capital risk including (1) improving the Company’s profitability, (2) enhancing our marketing strategy and (3) soliciting existing or new investors for additional capital.
For the six months ended June 30, 2007, our profitability improvements resulted in a 90% increase in our commission income when compared to the same period of 2006. Our marketing improvements resulted in net pet growth of 19,016 for the first six months of 2007, compared to 1,699 for 2006.
We were also successful in soliciting additional working capital from existing investors for approximately $6,400,000 through the issuance of separate three year Convertible Debentures on July 31, 2006, February 14, 2007 and May 8, 2007.
NOTE 3 – OTHER RECEIVABLES
Other receivables as of June 30, 2007 and December 31, 2006 are summarized by major classifications as follows:

	June30,	December 31,
	2007	2006
Insurance carriers	$1,591,276	$459,271
Miscellaneous	142,813	64,321

	$1,734,089	$523,592

Insurance carriers’ receivable reflects the funds withheld arrangement by which a carrier retains cash due to Hartville Re in order to assure the funding of future claims for policies written.
NOTE 4 – PREPAID EXPENSES
Prepaid expenses as of June 30, 2007 and December 31, 2006 are summarized by major classifications as follows:

	June 30,	December 31,
	2007	2006
Interest on May 8, 2007 convertible debt	$508,086	$—
Interest on February 14, 2007 convertible debt	470,633	—
Interest on July 31, 2006 convertible debt	756,925	925,753
Miscellaneous	193,728	97,403

	$1,929,372	$1,023,156

NOTE 5 – LONG-LIVED ASSETS
Property and equipment as of June 30, 2007 and December 31, 2006 are summarized by major classifications as follows:

	June 30,	December 31,
	2007	2006
Furniture and fixtures	$166,554	$166,554
Equipment	496,776	465,111
Software	2,532,031	2,299,535
Leasehold improvements	195,219	195,219

	3,390,580	3,126,419
Less: accumulated depreciation	(2,694,576)	(2,263,832)

	$696,004	$862,587

NOTE 6 – NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs for the six months ended June 30, 2007 and for the year ended December 31, 2006, are summarized as follows:

	June 30,	December 31,
	2007	2006
Beginning balance, net	$1,236,007	$1,004,051
Acquisition costs incurred	2,531,870	786,933
Amortization of acquisition costs	(575,498)	(554,977)

Ending balance, net	$3,192,379	$1,236,007

NOTE 7 – RESERVE FOR CLAIMS
The changes in the carrying amount for the reserve for claims for the six months ended June 30, 2007 and for the year ended December 31, 2006, are summarized as follows:

	June 30,	December 31,
	2007	2006
Beginning balance, net	$405,551	$377,573

Incurred losses related to:
Current year	1,522,249	2,141,205
Prior year	—	(116,401)

Total incurred	1,522,249	2,024,804

Paid losses related to:
Current year	(665,504)	(1,818,267)
Prior year	(317,467)	(261,172)

Total paid	(982,971)	(2,079,439)

Plus Ceded Reserve	77,038	82,613

Ending balance, net	$1,021,867	$405,551

Reserve for Claims is represented by:

	June 30,	December 31,
	2007	2006
Reported claims	$248	$8,644
Incurred but not reported claims	1,021,619	396,907

	$1,021,867	$405,551

NOTE 8 – DEBT
Other Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at June 30, 2007 and 2006 was $9,832 and $16,629, respectively. Interest expense for the note was $501 and $722 for the three months ended June 30, 2007 and 2006, respectively. Interest expense for the note was $1,058 and $1,002 for the six months ended June 30, 2007 and 2006, respectively. The equipment financed secures the note.
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
The Company entered into a Registration Rights Agreement with the bondholders of the convertible debentures that were issued on July 31, 2006. The Registration Rights Agreement require the Company to file a registration statement by December 15, 2006; respond to any SEC comments within 20 trading days and has an obligation to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act. Failure to fulfill the requirements of the registration rights subject the Company to liquidated damages of 1.5% per month of the aggregate purchase price paid by the holders, subject to a maximum aggregate of 18%. The Company has received a waiver of registration rights until December 15, 2007.
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
May 2007 Debenture Issuance
On May 8, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 16,877,638 shares of the Company’s common stock. This convertible debt carries a 7% annual coupon. The full amount of interest of $531,645 was prepaid. The conversion price for the convertible debenture and the exercise price of the warrants were set at $0.15.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $1,636,956, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. This non-cash discount will be amortized over the life of the Debenture as an expense using the effective interest method. The non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $2,531,645 which is due May 8, 2010.
The Company entered into a Registration Rights Agreement with the bondholders of the convertible debentures that were issued on May 8, 2007. The Registration Rights Agreement requires that the Company file a registration statement only upon written demand from both holders of the securities. If a registration statement is required to be filed, the Company has at least 45 days to file the registration statement and must then respond to any SEC comments within 20 trading days and has an obligation to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act. Failure to fulfill the requirements of the registration rights subject the Company to liquidated damages of 1.5% per month of the aggregate purchase price paid by the holders, subject to a maximum aggregate of 18%.

NOTE 9– OTHER EXPENSES
Other expenses for the three and six months ended June 30, 2007 and 2006 are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Interest expense on March 23, 2005 note	$—	$3,732	$—	$7,619
Interest expense on capitalized lease	501	722	1,058	1,002
Non Cash Expenses:
Amortization of fees on November 2004 convertible debt	—	149,203	—	298,406
Amortization of direct issue costs on:
July 31, 2006 convertible debt	2,403	—	4,806	—
February 14, 2007 convertible debt	1,190	—	2,381	—
May 8, 2007 convertible debt	720	—	720	—
Amortization of discount on:
November 2004 convertible debt	—	681,976	—	834,884
September 30, 2005 convertible debt	—	7,970	—	9,938
July 31, 2006 convertible debt	668,493	—	669.167	—
February 14, 2007 convertible debt	233	—	409	—
May 8, 2007 convertible debt	53,223	—	53,223	—
Amortization of Prepaid Interest on:
November 2004 convertible debt	—	198,793	—	391,775
September 30, 2005 convertible debt	—	213,106	—	426,213
July 31, 2006 convertible debt	85,724	—	168,828	—
February 14, 2007 convertible debt	41,028	—	61,013	—
May 8, 2007 convertible debt	23,559	—	23,559	—

	$877,074	$1,255,502	$985,164	$1,969,837

NOTE 10 – LEASES
At June 30, 2007, we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease is accounted for as an operating lease.
Rental expense for office space and equipment was $44,487 and $42,241 for the three months ending June 30, 2007 and 2006, respectively. Rental expense for office space and equipment was $91,931 and $87,776 for the six months ending June 30, 2007 and 2006, respectively.
NOTE 11 – CEDED REINSURANCE
The Company has entered into an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The schedule provided below reflects the gross amount reinsured by Hartville Re and amounts subject to the retrocession agreement for the three months and six ended June 30, 2007:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2007	2007
Gross amounts reinsured
Premiums	1,757,890	$3,114,346
Losses	(982,803)	(1,755,356)
Ceded costs	(597,698)	(1,058,901)

Reinsurance income (gross)	177,389	300,089

Ceded amounts
Premiums	180,833	423,829
Losses	(99,458)	(233,107)
Ceded costs	(61,483)	(144,100)

Ceded reinsurance income	19,892	46,622

Net amounts reinsured
Premiums	1,577,057	2,690,517
Losses	(883,345)	(1,522,249)
Ceded costs	(536,215)	(914,801)

Reinsurance income (net)	157,497	$253,467

NOTE 12 – NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2007	2006	2007	2006
Net loss	(2,532,021)	(2,659,854)	$(4,297,957)	$(5,139,832)
Weighted average common shares outstanding	56,261,065	19,630,508	56,026,224	18,618,007

Dilutive effect of outstanding warrants and options		—	—	—
Diluted common shares	56,261,065	19,630,508	56,026,224	18,618,007

Basic net loss per share	$(0.05)	$(0.14)	$(0.08)	$(0.28)
Diluted net loss per share	$(0.05)	$(0.14)	$(0.08)	$(0.28)

No outstanding warrants or options were considered dilutive for the three or six months ended June 30, 2007 and 2006 because the Company had a net loss.
The following is a schedule of potential dilution as of June 30, 2007.

Outstanding and exercisable at June 30, 2007	56,266,189

		Dollar	Exercise
		amount of	price/
		Convertible	Convertible	Shares	Remaining
Instrument	Description	Debt	price	Exercisable	life (years)
Warrant	August 31, 2004 Convertible debt	N/A	$0.60	499,999	2.2
Warrant	November 2004 Convertible debt	N/A	$0.01	3,365,841	2.4
Warrant	September 30, 2005 Convertible debt	N/A	$0.01	3,517,261	3.3
Warrant	Consulting Services	N/A	$5.00	250,000	1.9
Warrant	Consulting Services	N/A	$6.00	250,000	1.9
Convertible Debt	July 31, 2006	5,063,291	$0.10	50,632,912	2.1
Warrant	July 31, 2006 Convertible Debt	N/A	$0.10	50,632,912	3.1
Convertible Debt	February 14, 2007	2,531,645	$0.15	16,877,638	2.6
Warrant	February 14, 2007 Convertible Debt	N/A	$0.15	16,877,638	3.6
Convertible Debt	May 8, 2007	2,531,645	$0.15	16,877,638	2.9
Warrant	May 8, 2007 Convertible Debt	N/A	$0.15	16,877,638	3.9
Options	Employee options	N/A	$0.33	1,948,000	8.6
Options	Employee options	N/A	$0.11	13,976,000	9.2
Options	Employee options	N/A	$0.14	1,740,000	9.5

	Potential additional shares as of June 30, 2007			194,323,477

	Total potential shares as of June 30, 2007			250,589,666

The following table summarizes stock purchase warrant activity during the year ended December 31, 2006 and six months ended June 30, 2007

			Weighted
			average
			exercise
	Number of	Exercise	price per
	shares	price range	share
Outstanding at December 31, 2005	12,183,829	$0.01-$6.00	$0.39

Granted	50,682,909	$0.10-$0.69	$0.10
Exercised	(2,740,805)	$0.01	$0.01
Canceled	(1,110,309)	$0.01-$3.00	$1.76

Outstanding at December 31, 2006	59,015,624	$0.01-$6.00	$0.13
Granted	33,755,276	$0.15	$0.15
Exercised	(466,304)	$0.01	$0.01
Canceled	(33,307)	$0.01	$0.01

Outstanding at June 30, 2007	92,271,289	$0.01-$6.00	$0.14
NOTE 13 – COMMITMENTS AND CONTINGENCIES
Licensing Agreements
The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For fiscal year 2007, the agreement called for a minimum payment of $275,000, with royalties being paid on a sliding scale of 5% in excess of $5,500,000 to 1% on annual premiums over $100,000,000. In addition, common stock purchase warrants are issued each year on a sliding scale of 25,000 warrants when annual premiums exceed $10,000,000 up to 100,000 warrants when annual premiums exceed $100,000,000. For purposes of this agreement, the term “premiums” is limited to premiums on all “Petshealth Care Plan” insurance policies or other policies utilizing the Licensed Property. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $94,574 and $96,141 for the three months ended June 30, 2007 and 2006, respectively. Amounts expensed under this agreement were $212,037 and $191,813 for the six months ended June 30, 2007 and 2006, respectively.
In February 2006, the Company entered into a strategic partnership agreement with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their more than one million loyal supporters. Pursuant to this agreement, we are committed to pay a royalty guarantee of $335,000 per year. Additionally, the Company is committed to paying a contingency royalty based on the effectiveness of marketing campaigns utilizing the ASPCA Pet Insurance branded product sales. Product sales are generated under the ASPCA trademark, payable in amounts in excess of the royalty guarantee. Amounts paid under this agreement for the three months ended June 30, 2007 and 2006 were $83,750 and $83,750, respectively. Amounts paid under this agreement for the six months ended June 30, 2007 and 2006 were $167,500 and $139,583, respectively.
Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 – JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. All parties have entered into a settlement agreement that is currently subject to the approval of the United States Bankruptcy Court. The settlement agreement provides that the Company will issue 2,000,000 shares of its common stock to the defendants.
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
Employee Share-Based Options
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” At June 30, 2007, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $363,680 and $58,094 for the three months ended June 30, 2007 and 2006, respectively. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $727,360 and $311,754 for the six months ended June 30, 2007 and 2006, respectively. Stock-based compensation for option awards is being expensed as the individual options vest, which is typically over a one year period.
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
2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. On September 11, 2006, the Board of Directors of the Company amended the Hartville Group, Inc. 2006 Stock Option Plan. The amendment to the 2006 Stock Option Plan increased the total number of shares of the Company’s Common Stock, reserved and available for issuance under the 2006 Stock Option Plan from 2,500,000 shares to 20,000,000 shares. There were no other amendments to the 2006 Stock Option Plan. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. All options expire on the tenth anniversary of the grant date. There were 2,336,000 options remaining in the 2006 Stock Option Plan at June 30, 2007.
A summary of the Company’s non-qualified share-based option activity and related information for the three months ended June 30, 2007 is shown in the following table:

2006
		Weighted-	Weighted
		Average	Average	Aggregate
	Optioned	Exercise	Remaining	Intrinsic
	Shares	Price	Term (in years)	Value
Options outstanding at January 1, 2007	17,664,000	$0.14
Granted	—
Exercised	—
Forfeited	—
Expired	—

Options outstanding at June 30, 2007	17,664,000	$0.14	9.2	$—

Exercisable at June 30, 2007	13,544,000	$0.14	9.2	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at June 30, 2007.
A summary of the status of the Company’s non-vested shares as of June 30, 2007 and changes during the six months ended June 30, 2007 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Options	Shares	Fair Value
Nonvested at January 1, 2007	11,978,000	$0.09
Granted	—	$—
Vested	(7,858,000)	$0.11
Forfeited	—	$—

Nonvested at June 30, 2007	4,120,000	$0.12

The non-vested options outstanding at June 30, 2007 vest as shown below.
2007

Third Quarter	2,060,000
Fourth Quarter	2,060,000

4,120,000

As of June 30, 2007, there was $385,332 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. These unrecognized compensation costs are expected to be recognized as follows:
2007

Third Quarter	$192,666
Fourth Quarter	$192,666

Total Unrecoginized Compensation Cost	$385,332

NOTE 15 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding		Reinsurance
	Company	Insurance Agency	company	Total
Three Months Ended June 30, 2007
Gross Revenue	$—	$919,248	$1,577,057	$2,496,305
Operating income (loss)	$(153,612)	$(1,661,384)	$142,300	$(1,672,696)
Operating income (loss) %	0.0%	-180.7%	9.0%	-67.0%
Total assets	$2,196,319	$5,115,117	$2,901,416	$10,212,852

Three Months Ended June 30, 2006
Gross Revenue	$—	$455,619	$912,664	$1,368,283
Operating income (loss)	$(287,826)	$(1,212,295)	$80,403	$(1,419,718)
Operating income (loss) %	0.0%	-266.1%	8.8%	-103.8%

Six Months Ended June 30, 2007
Gross Revenue	$—	$1,665,106	$2,690,517	$4,355,623
Operating income (loss)	$(328,339)	$(3,211,162)	$195,715	$(3,343,786)
Operating income (loss) %	0.0%	-192.9%	7.3%	-76.8%

Six Months Ended June 30, 2006
Gross Revenue	$—	$875,276	$1,829,639	$2,704,915
Operating income (loss)	$(504,497)	$(2,844,350)	$144,021	$(3,204,826)
Operating income (loss) %	0.0%	-325.0%	7.9%	-118.5%

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
Results of Operations
Three months ended June 30, 2007 compared to three months ended June 30, 2006
Total earned premiums for the three months ended June 30, 2007 of $3,515,040 were $1,689,710 (93%) higher than total premium of $1,825,330 for 2006. Total premium increased primarily due to the increase in number of pets insured. The number of pets insured at June 30, 2007, was 51,368, with an increase of 11,209 (28%) pets for the second quarter of 2007. By way of comparison, the number of pets insured at June 30, 2006, was 26,055 with an increase of 762 (3%) pets for the second quarter of 2006.
Premiums retained by Hartville Re for the three months ended June 30, 2007 of $1,577,057 were $664,393 (73%) higher than premiums retained of $912,664 for the first quarter of 2006. While the total earned premium increased 93%, retained premium increased 73% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. Adjusting retained premium for the retrocession of $180,833, premium retained would have been $1,757,590 for a $844,926 (93%) increase.
Losses for the three months ending June 30, 2007 of $883,345 were $372,185 (73%) higher than losses of $511,160 for the comparative period of 2006. The higher losses are a result of the increase in pets insured. Adjusting losses for the retroceded losses of $99,458, losses would have been $982,803 for a $471,643 (92%) increase.
Ceded costs for the three months ending June 30, 2007 of $536,215 was $230,525 (75%) higher than ceded costs of $305,690 for the comparative period of 2006. Adjusting ceded costs for the retrocession of $61,483, ceded costs would have been $597,698 for a $292,008 (96%) increase. The higher ceded costs were a result of the higher premium.
The overall income statement effect of the retrocession agreement was a $19,892 reduction in reinsurance income for the three months ended June 30, 2007.
Commission income earned by Petsmarketing of $919,248 for the three months ending June 30, 2007 was $463,629 (102%) higher than commission income earned of $455,619 for the comparative period of 2006. The increase is attributable to the increase in total premiums and the $10.50 annual policy holder fee.
General and administrative expenses of $2,749,441 for the three months ending June 30, 2007 were $778,290 (39%) higher than general and administrative expenses of $1,971,151 for the comparative period of 2006.
General and administrative expenses increased due primarily to the following factors, including:
•	Compensation increased by approximately $559,000 due to the following factors:
o	Increased $308,000 due to the increase in staff in accordance with of the increase in business

o	Increased $306,000 due to the valuation and expensing of 3,616,500 more vested options to employees

o	Decreased $55,000 due to the valuation and expensing of 250,000 fewer vested shares of restricted stock issued to an employee
•	Amortization has increased approximately $207,000 as a result of an increase in deferred acquisition cost from increased marketing activities

•	Marketing expenses decreased by approximately $117,000 due to the capitalization of marketing activities
Other income increased $2,383 (16%) to $17,749 for the three months ending June 30, 2007 from $15,366 for the comparative period of 2006. Other income consists primarily of interest income on cash accounts.
Other expenses decreased $378,418 (30%) to $877,074 for the three months ending June 30, 2007 from $1,255,502 for the comparative period of 2006. A detailed schedule is included in footnote 9 of the consolidated financial statements.

Six months ended June 30, 2007 compared to six months ended June 30, 2006
Total earned premiums for the six months ended June 30, 2007 of $6,227,950 were $2,571,132 (70%) higher than total premium of $3,656,818 for 2006. Total premium increased primarily due to the increase in number of pets insured. The number of pets insured at June 30, 2007, was 51,368, with an increase of 19,016 (59%) pets for the first half of 2007. By way of comparison, the number of pets insured at June 30, 2006, was 26,055 with an increase of 1,699 (7%) pets for the first half of 2006.
Premiums retained by Hartville Re for the six months ended June 30, 2007 of $2,690,517 were $860,8783 (47%) higher than premiums retained of $1,829,639 for the first half of 2006. While the total earned premium increased 70%, retained premium increased 47% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. Adjusting retained premium for the retrocession of $423,829, premium retained would have been $3,114,346 for a $1,284,707 (70%) increase.
Losses for the six months ending June 30, 2007 of $1,522,249 were $491,671 (48%) higher than losses of $1,030,578 for the comparative period of 2006. The higher losses are a result of the increase in pets insured. Adjusting losses for the retroceded losses of $233,107, losses would have been $1,755,356 for a $724,778 (70%) increase.
Ceded costs for the six months ending June 30, 2007 of $914,801 was $316,749 (53%) higher than ceded costs of $598,052 for the comparative period of 2006. Adjusting ceded costs for the retrocession of $144,100, ceded costs would have been $1,058,901 for a $460,849 (77%) increase. The higher ceded costs were a result of the higher premium.
The overall income statement effect of the retrocession agreement was a $46,622 reduction in reinsurance income for the six months ended June 30, 2007.
Commission income earned by Petsmarketing of $1,665,106 for the six months ending June 30, 2007 was $789,830 (90%) higher than commission income earned of $875,276 for the comparative period of 2006. The increase is attributable to the increase in total premiums and the $10.50 annual policy holder fee.
General and administrative expenses of $5,262,359 for the six months ending June 30, 2007 were $981,248 (23%) higher than general and administrative expenses of $4,281,111 for the comparative period of 2006.
General and administrative expenses increased due primarily to the following factors, including:
•	Compensation increased by approximately $810,000 due to the following factors:
o	Increased $505,000 due to the increase in staff in accordance with of the increase in business

o	Increased $416,000 due to the valuation and expensing of 6,270,000 more vested options to employees

o	Decreased $110,000 due to the valuation and expensing of 500,000 fewer vested shares of restricted stock issued to an employee
•	Amortization has increased approximately $318,000 as a result of an increase in deferred acquisition cost from increased marketing activities

•	Merchant processing fees has increased approximately $110,000 due to the increase in business

•	Marketing expenses decreased by approximately $367,000 due to the capitalization of marketing activities
Other income decreased $3,838 (11%) to $30,993 for the six months ending June 30, 2007 from $34,831 for the comparative period of 2006. Other income consists primarily of interest income on cash accounts.
Other expenses decreased $984,673 (50%) to $985,164 for the six months ending June 30, 2007 from $1,969,837 for the comparative period of 2006. A detailed schedule is included in footnote 9 of the consolidated financial statements.
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
Several of these funding alternatives were implemented in 2006 and 2007. We were successful in obtaining additional working capital from existing investors of $6,400,000 through the issuance of separate three year Convertible Debentures on July 31, 2006, February 14, 2007 and May 8, 2007.
Sources and Uses of Cash — Operations
Net cash used for operating activities favorably decreased $879,333 to $(1,090,232) for the six months ended June 30, 2007 from $(1,969,565) for the comparable period of 2006. Net cash used for operating activities decreased due to a number of factors, including:
•	Gross revenue (reinsurance income plus commission) increased approximately $842,000 (78%) due mainly to the increased in overall pets insured

•	Cash general and administrative expenses increased by approximately $396,000 (13%) (non-cash general and administrative expenses are: vesting of stock and stock options, depreciation, and amortization)
o	Compensation increased by approximately $505,000 due to the increase in staff in accordance with of the increase in business

o	Merchant processing fees has increased approximately $110,000 due to the increase in business

o	Marketing expenses decreased by approximately $367,000 due to the capitalization of marketing costs
Sources and Uses of Cash — Investing
Net cash for investing activities unfavorably increased $2,633,639 to $(2,718,907) for the six months ended June 30, 2007 from $(85,268) for the comparable period of 2006. Net cash for investing activities increased due to a number of factors, including:
•	Deferred policy acquisition costs unfavorably increased approximately $2,453,000 due to the capitalization of and increased spending in the marketing programs

•	Capitalized software development unfavorably increased approximately $151,000 due to the Company developing a new software program for the administration of its insured pets
Sources and Uses of Cash — Financing
Net cash from (for) financing activities favorably increased $4,000,650 to $3,971,194 for the six months ended June 30, 2007 from ($29,466) for the comparable period of 2006. The favorable increase resulted from the proceeds received of $2,000,000 on February 14, 2007 and $2,000,000 on May 8, 2007 from the issuance of the convertible debentures.
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
On May 8, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 16,877,638 shares of common stock. This convertible debt carries a 7% annual coupon. The full amount of interest of $531,645 was prepaid.
Debt Instruments, Guarantees and Related Covenants
The July 31, 2006, February 14, 2007 and May 8, 2007 Convertible Debentures and warrants include demand registration rights which require the Company to file a registration statement with respect to the resale of the shares which may be issued upon conversion of the Debentures or the exercise of the warrants upon demand by the investors. In addition, each subsidiary of the Registrant has provided a guarantee with respect to the Registrant’s obligations under the Secured Convertible Debentures.
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
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,035,379 and $713,374 in trust funds at June 30, 2007 and December 31, 2006, respectively.
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
For the three months ended June 30, 2007

		Favorable Claims Loss	Unfavorable Claims
	As Reported	Ratio	Loss Ratio
Premiums	$1,577,057	$1,577,057	$1,577,057
Losses	(883,345)	(818,149)	(949,982)
Ceded costs	(536,215)	(610,343)	(531,458)

Reinsurance results	157,497	148,565	95,617

Commission income	919,248	1,085,584	909,737
General and administrative	(2,749,441)	(2,749,441)	(2,749,441)

Operating loss	(1,672,696)	(1,515,292)	(1,744,087)

Other income	17,749	17,749	17,749
Other expense	(877,074)	(877,074)	(877,074)

Loss before taxes	(2,532,021)	(2,374,617)	(2,603,412)

Provision for taxes	—	—	—

NET LOSS	$(2,532,021)	$(2,374,617)	$(2,603,412)

Net loss per common share	$(0.05)	$(0.04)	$(0.05)

Weighted average common shares outstanding	56,261,065	56,261,065	56,261,065

For the six months ended June 30, 2007

		Favorable Claims Loss	Unfavorable Claims
	As Reported	Ratio	Loss Ratio
Premiums	$2,690,517	$2,690,517	$2,690,517
Losses	(1,522,249)	(1,303,004)	(1,760,961)
Ceded costs	(914,801)	(1,114,095)	(872,148)

Reinsurance results	253,467	273,418	57,408

Commission income	1,665,106	2,122,986	1,579,804
General and administrative	(5,262,359)	(5,262,359)	(5,262,359)

Operating loss	(3,343,786)	(2,865,955)	(3,625,147)

Other income	30,993	30,993	30,993
Other expense	(985,164)	(985,164)	(985,164)

Loss before taxes	(4,297,957)	(3,820,126)	(4,579,318)

Provision for taxes	—	—	—

NET LOSS	$(4,297,957)	$(3,820,126)	$(4,579,318)

Net loss per common share	$(0.08)	$(0.07)	$(0.08)

Weighted average common shares outstanding	56,026,224	56,026,224	56,026,224
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
Details regarding the adoption of SFAS No. 123(R) and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in footnote 14 of the consolidated financial statements included elsewhere in this report. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the three months ended June 30, 2007 and 2006, was approximately $399,000 and $148,000, respectively. Pre-tax share-based compensation expense for the six months ended June 30, 2007 and 2006, was approximately $797,000 and $521,000, respectively. As of June 30, 2007, the Company had approximately $385,000 of unrecognized compensation expense related to non-vested share-based payment awards that are expected to be recognized in fiscal year 2007.
New Accounting Standards
See footnote 1, Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this report for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.
Item 3. Controls and Procedures
Management has concluded that the Company’s controls over accounting disclosures and related procedures are effective as of June 30, 2007. The Company has recently instituted, and will continue to monitor, corrective actions with respect to prior significant deficiencies in our internal controls. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated these significant deficiencies with respect to the preparation of this Quarterly Report on Form 10-QSB such that the information required to be disclosed in this Form 10-QSB has been recorded, processed, summarized and reported correctly.
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
PART II – OTHER INFORMATION
Item 1. Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 – JR. Also named as defendants in the lawsuit are Petsmarketing; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The ultimate outcome of this suit or any litigation is uncertain. All parties have entered into a settlement agreement that is subject to final bankruptcy court approval. If the settlement agreement is approved, the Company will issue 2,000,000 shares of its common stock to the defendants.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On May 8, 2007, the Company issued Secured Convertible Debentures in the amount of $2,531,645.50, principal amount, with such Debentures due February 2010, convertible into shares of the Company’s Common Stock at a conversion price of $0.15 per share, and 16,877,638 Warrants to purchase shares of Common Stock of the Company at an exercise price of $0.15 per share. The proceeds will be used for working capital. The Secured Convertible Debentures and Warrants were issued solely to “accredited investors” and “qualified institutional buyers,” each as defined in the Securities Act of 1933, as amended. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.
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

August 14, 2007	/s/ Dennis Rushovich
Dennis Rushovich
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

August 14, 2007	/s/ Christopher R. Sachs
Christopher R. Sachs
Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)

Exhibit Index

Exhibit No.	Description

EX 31.1	Certification

EX 31.2	Certification

EX 32.1	Certification