Form 10QSB
period 2007-09-30
HARTVILLE GROUP INC
filed 2007-11-14
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED September 30, 2007

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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☑
Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. YES ☑ NO ☐
Number of shares of the issuer’s common stock, par value $.001, outstanding as of November 12, 2007: 160,926,511 shares
Transitional Small Business Disclosure Format            YES ☐ NO ☑

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2007 (Unaudited) and December 31, 2006

	September 30,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$3,049,682	$2,387,852
Other receivables	2,622,221	523,592
Prepaid expenses	2,357,479	1,023,156
Property and equipment — net	634,972	862,587
Deferred policy acquisition costs — net	3,693,703	1,236,007
Other assets	107,143	171,027

Total Assets	$12,465,200	$6,204,221

	September 30,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,091,356	$581,468
Reserve for claims	1,196,587	405,551
Premium deposits	825,536	351,321
Payable to reinsurer	24,493	18,600
Unearned commissions	495,128	253,800
Unearned premium	1,395,092	564,239
Debt (September 30, 2007 was offset by discount of $3,110,429, $2,530,694, $1,497,902 and $914,818 on convertible securities issued on July 31, 2006, February 14, 2007, May 8, 2007 and September 17, 2007, resepctively; December 31, 2006 was offset by discount of $4,028,091 on convertible securities issued on July 31, 2006)	4,612,372	1,048,544

Total Liabilities	9,640,564	3,223,523

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized at September 30, 2007 and December 31, 2006. $0.001 par value; 0 issued and outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock, 400,000,000 and 200,000,000 shares authorized at September 30, 2007 and December 31, 2006, respectively: $.001 par value; 56,360,189 issued and 56,266,189 outstanding at September 30, 2007; 54,893,885 issued and 54,799,885 outstanding at December 31, 2006	56,360	54,894
Additional paid in capital	37,568,825	31,440,264
Retained deficit	(34,730,049)	(28,443,960)
Less: treasury stock at cost, 94,000 shares	(70,500)	(70,500)

	2,824,636	2,980,698

Total Liabilities and Stockholders’ Equity	$12,465,200	$6,204,221

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2007 and 2006
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Premiums	$1,763,446	$975,808	$4,453,963	$2,805,447
Losses	(999,732)	(611,977)	(2,521,981)	(1,642,555)
Ceded costs	(556,292)	(326,252)	(1,471,093)	(924,304)

Reinsurance income	207,422	37,579	460,889	238,588

Commission income	893,252	513,523	2,558,358	1,388,799
General and administrative expenses	(2,628,852)	(2,219,800)	(7,891,211)	(6,500,911)

Operating loss	(1,528,178)	(1,668,698)	(4,871,964)	(4,873,524)

Other income	77,682	18,310	108,675	53,141
Other expenses	(537,636)	(935,878)	(1,522,800)	(2,905,715)
Loss on extinguishment of debt	—	(3,169,032)	—	(3,169,032)

Loss before taxes	(1,988,132)	(5,755,298)	(6,286,089)	(10,895,130)

Provision for taxes	—	—	—	—

Net loss	$(1,988,132)	$(5,755,298)	$(6,286,089)	$(10,895,130)

Net loss per common share	$(0.04)	$(0.13)	$(0.11)	$(0.41)

Weighted average common shares outstanding	56,266,189	42,949,334	56,107,091	26,817,575
See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006
Unaudited

	September 30,	September 30,
	2007	2006
Cash flows from (for) operating activities
Net loss	$(6,286,089)	$(10,895,130)
Adjustments to derive cash flows:
Depreciation	500,637	632,084
Amortization	935,539	394,265
Loss on extinguishment of debt	—	3,169,032
Share-based compensation	1,025,026	819,976
Amortization of discount on debt	1,078,249	1,424,610
Amortization of debt issue cost	11,584	2,002
Changes in operating assets and liabilities
Other receivables	(2,097,629)	(73,535)
Prepaid expenses	260,613	1,639,801
Accounts payable and accrued expenses	509,888	(204,418)
Premium deposits	474,215	(24,965)
Payable to reinsurer	5,893	—
Unearned commission	241,328	(6,192)
Unearned premium	830,853	—
Reserve for claims	791,036	72,642

Net Cash for Operating Activities	(1,718,857)	(3,049,828)

Cash Flows for Investing Activities
Deferred policy acquisition costs	(3,392,642)	(193,517)
Additions to property and equipment	(44,534)	(15,036)
Capitalized software development	(151,477)	(18,920)

Net Cash for Investing Activities	(3,588,653)	(227,473)

Cash Flows from (for) Financing Activities
Proceeds from convertible debentures	6,000,000	4,000,000
Payments on notes payable	(5,356)	(1,613,376)
Debt issue cost	(25,304)	(28,836)
Proceeds from issuance of common stock to employee	—	2,000

Net Cash from Financing Activities	5,969,340	2,359,788

Net Increase (Decrease) in Cash and Cash Equivalents	661,830	(917,513)

Cash and Cash Equivalents — Beginning of period	2,387,852	4,125,579

Cash and Cash Equivalents — End of period	$3,049,682	$3,208,066

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2007 (Unaudited) and Year Ended December 31, 2006

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2005	14,983,703	14,984	22,811,733	(17,280,997)	(70,500)	5,475,220
Issuance of stock to employee for services	2,000,000	2,000	360,000			362,000
Options issued to employees for services			731,725			731,725
Warrants issued to non-employees for services			29,232			29,232

Stock issued for cashless warrant exercised	2,740,805	2,741	(2,741)			—
Stock issued for extinguishment of debt	35,169,377	35,169	3,481,769			3,516,938
Relative fair value of warrants and beneficial conversion impact on July 31, 2006 convertible securities			4,028,546			4,028,546
Net loss				(11,162,963)		(11,162,963)

Balance December 31, 2006	54,893,885	54,894	31,440,264	(28,443,960)	(70,500)	2,980,698
Issuance of stock to employee for services	1,000,000	1,000	105,000			106,000
Options issued to employees for services			920,026			920,026

Stock issued for cashless warrant exercised	466,304	466	(466)			—
Relative fair value of warrants and beneficial conversion impact on February 14, 2007 convertible securities			2,531,646			2,531,646
Relative fair value of warrants and beneficial conversion impact on May 8, 2007 convertible securities			1,636,955			1,636,955
Relative fair value of warrants and beneficial conversion impact on September 17, 2007 convertible securities			935,400			935,400
Net loss				(6,286,089)		(6,286,089)

Balance September 30, 2007	56,360,189	56,360	37,568,825	(34,730,049)	(70,500)	2,824,636

See accompanying notes to consolidated financial statements.

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
The results of operations for the nine months ended September 30, 2007, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2007. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2006.
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
During the nine months ended September 30, 2007 and 2006, the Company had deposits with a major financial institution that were in excess of FDIC insured limits.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Restricted Cash — Trust Funds
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,343,783 and $713,374 in trust funds at September 30, 2007 and December 31, 2006, respectively.
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance, repair costs and minor renewals are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $69,604 and $210,003 for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense was $500,637 and $632,084 for the nine months ended September 30, 2007 and 2006, respectively.
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
NOTE 2 — MANAGEMENT’S PLANS
The Company has had a long trend of negative cash flows from operations. For the nine months ended September 30, 2007 cash flows for operations was $(1,718,857) and the balance sheet reflects an accumulated deficit of $(34,730,049) as of September 30, 2007. We have taken a number of steps to remove this working capital risk including (1) improving the Company’s profitability, (2) enhancing our marketing strategy and (3) soliciting existing or new investors for additional capital.
For the nine months ended September 30, 2007, our profitability improvements resulted in an 84% increase in our commission income when compared to the same period of 2006. Our marketing improvements resulted in net pet growth of 26,501 for the first nine months of 2007, compared to 1,094 for 2006.
We were also successful in soliciting additional working capital from existing investors for approximately $8,400,000 through the issuance of separate three year Convertible Debentures on July 31, 2006, February 14, 2007, May 8, 2007 and September 17, 2007. However, the working capital risk raises substantial doubt about the Company’s ability to continue as a going concern, because there can be no assurance that the Company will be able to continue raising additional working capital.
NOTE 3 — OTHER RECEIVABLES
Other receivables as of September 30, 2007 and December 31, 2006 are summarized by major classifications as follows:

	September 30,	December 31,
	2007	2006
Insurance carriers	$2,569,953	$459,271
Miscellaneous	52,268	64,321

	$2,622,221	$523,592

Insurance carriers’ receivable reflects the funds withheld arrangement by which a carrier retains cash due to Hartville Re in order to assure the funding of future claims for policies written.
NOTE 4 — PREPAID EXPENSES
Prepaid expenses as of September 30, 2007 and December 31, 2006 are summarized by major classifications as follows:

	September 30,	December 31,
	2007	2006
Interest on September 17, 2007 convertible debt	$525,892	$—
Interest on May 8, 2007 convertible debt	466,530	—
Interest on February 14, 2007 convertible debt	428,308	—
Interest on July 31, 2006 convertible debt	668,489	925,753
Miscellaneous	268,260	97,403

	$2,357,479	$1,023,156

NOTE 5 — LONG-LIVED ASSETS
Property and equipment as of September 30, 2007 and December 31, 2006 are summarized by major classifications as follows:

	September 30,	December 31,
	2007	2006
Furniture and fixtures	$166,554	$166,554
Equipment	501,527	465,111
Software	2,535,857	2,299,535
Leasehold improvements	195,219	195,219

	3,399,157	3,126,419
Less: accumulated depreciation	(2,764,185)	(2,263,832)

	$634,972	$862,587

NOTE 6 — NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs for the nine months ended September 30, 2007 and for the year ended December 31, 2006, are summarized as follows:

	September 30,	December 31,
	2007	2006
Beginning balance, net	$1,236,007	$1,004,051
Acquisition costs incurred	3,392,640	786,933
Amortization of acquisition costs	(934,944)	(554,977)

Ending balance, net	$3,693,703	$1,236,007

NOTE 7 — RESERVE FOR CLAIMS
The changes in the carrying amount for the reserve for claims for the nine months ended September 30, 2007 and for the year ended December 31, 2006, are summarized as follows:

	September 30,	December 31,
	2007	2006
Beginning balance, net	$405,551	$377,573

Incurred losses related to:
Current year	2,521,981	2,141,205
Prior year	—	(116,401)

Total incurred	2,521,981	2,024,804

Paid losses related to:
Current year	(1,504,198)	(1,818,267)
Prior year	(325,343)	(261,172)

Total paid	(1,829,541)	(2,079,439)

Plus Ceded Reserve	98,596	82,613

Ending balance, net	$1,196,587	$405,551

Reserve for Claims is represented by:

	September 30,	December 31,
	2007	2006
Reported claims	$248	$8,644
Incurred but not reported claims	1,196,339	396,907

	$1,196,587	$405,551

NOTE 8 — DEBT
Other Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at September 30, 2007 and 2006 was $7,987 and $15,014, respectively. Interest expense for the note was $439 and $669 for the three months ended September 30, 2007 and 2006, respectively. Interest expense for the note was $1,497 and $1,671 for the nine months ended September 30, 2007 and 2006, respectively. The equipment financed secures the note.
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
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $4,028,546, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. This non-cash discount will be amortized over the life of the Debenture as an expense using the effective interest method. The non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $5,063,291 which is due July 31, 2009. The convertible debentures were converted on October 1, 2007, see Footnote 16 Subsequent Events.
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
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $2,531,645, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. This non-cash discount will be amortized over the life of the Debenture as an expense using the effective interest method. The non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $2,531,645 which is due February 14, 2010. The convertible debentures were converted on October 1, 2007, see Footnote 16 Subsequent Events.
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
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $1,636,956, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. This non-cash discount will be amortized over the life of the Debenture as an expense using the effective interest method. The non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $2,531,645 which is due May 8, 2010. The convertible debentures were converted on October 1, 2007, see Footnote 16 Subsequent Events.
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
September 2007 Debenture Issuance
On September 17, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 16,877,638 shares of the Company’s common stock. This convertible debt carries a 7% annual coupon. The full amount of interest of $531,645 was prepaid. The conversion price for the convertible debenture and the exercise price of the warrants were set at $0.15.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $935,400, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. This non-cash discount will be amortized over the life of the Debenture as an expense using the effective interest method. The non-cash discount has been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes. However, the Company remains obligated for the entire contractual balance of the Convertible Debentures of $2,531,645 which is due September 17, 2010. The convertible debentures were converted on October 1, 2007, see Footnote 16 Subsequent Events.
The Company entered into a Registration Rights Agreement with the bondholders of the convertible debentures that were issued on September 17, 2007. The Registration Rights Agreement requires that the Company file a registration statement only upon written demand from both holders of the securities. If a registration statement is required to be filed, the Company has at least 45 days to file the registration statement and must then respond to any SEC comments within 20 trading days and has an obligation to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act. Failure to fulfill the requirements of the registration rights subject the Company to liquidated damages of 1.5% per month of the aggregate purchase price paid by the holders, subject to a maximum aggregate of 18%.
NOTE 9— OTHER EXPENSES
Other expenses for the three and nine months ended September 30, 2007 and 2006 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Interest expense on March 23, 2005 note	$—	$1,468	$—	$9,087
Interest expense on capitalized lease	439	669	1,497	1,671
Non Cash Expenses:
Amortization of fees on November 2004 convertible debt	—	68,091	—	366,497
Amortization of direct issue costs on:
July 31, 2006 convertible debt	2,403	2,003	7,209	2,003
February 14, 2007 convertible debt	794	—	3,175	—
May 8, 2007 convertible debt	480	—	1,200	—
Amortization of debt discount on:
November 2004 convertible debt	—	573,326	—	1,408,210
September 30, 2005 convertible debt	—	6,285	—	16,223
July 31, 2006 convertible debt	248,494	177	917,661	177
February 14, 2007 convertible debt	543	—	952	—
May 8, 2007 convertible debt	85,831	—	139,054	—
September 17, 2007 convertible debt	20,582	—	20,582	—
Amortization of Prepaid Interest on:
November 2004 convertible debt	—	70,794	—	462,569
September 30, 2005 convertible debt	—	158,786	—	584,999
July 31, 2006 convertible debt	88,436	54,279	257,264	54,279
February 14, 2007 convertible debt	42,325	—	103,338	—
May 8, 2007 convertible debt	41,556	—	65,115	—
September 17, 2007 convertible debt	5,753	—	5,753	—

	$537,636	$935,878	$1,522,800	$2,905,715

NOTE 10 — LEASES
At September 30, 2007, we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease is accounted for as an operating lease.
Rental expense for office space and equipment was $54,186 and $54,449 for the three months ending September 30, 2007 and 2006, respectively. Rental expense for office space and equipment was $146,117 and $142,225 for the nine months ending September 30, 2007 and 2006, respectively.
NOTE 11 — CEDED REINSURANCE
The Company has entered into an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The schedule provided below reflects the gross amount reinsured by Hartville Re and amounts subject to the retrocession agreement for the three months and nine ended September 30, 2007:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2007	2007

Gross amounts reinsured
Premiums	$1,986,100	$5,100,446
Losses	(1,122,191)	(2,877,547)
Ceded costs	(631,995)	(1,690,896)

Reinsurance income (gross)	231,914	532,003

Ceded amounts
Premiums	222,654	646,483
Losses	(122,459)	(355,566)
Ceded costs	(75,703)	(219,803)

Ceded reinsurance income	24,492	71,114

Net amounts reinsured
Premiums	1,763,446	4,453,963
Losses	(999,732)	(2,521,981)
Ceded costs	(556,292)	(1,471,093)

Reinsurance income (net)	$207,422	$460,889

NOTE 12 — NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(1,988,132)	$(5,755,298)	$(6,286,089)	$(10,895,130)
Weighted average common shares outstanding	56,266,189	42,949,334	56,107,091	26,817,575

Dilutive effect of outstanding warrants and options		—	—	—
Diluted common shares	56,266,189	42,949,334	56,107,091	26,817,575

Basic net loss per share	$(0.04)	$(0.13)	$(0.11)	$(0.41)
Diluted net loss per share	$(0.04)	$(0.13)	$(0.11)	$(0.41)

No outstanding warrants or options were considered dilutive for the three or nine months ended September 30, 2007 and 2006 because the Company had a net loss.
The following is a schedule of potential dilution as of September 30, 2007.

Outstanding and exercisable at September 30, 2007                               56,266,189

		Dollar	Exercise
		amount of	price/
		Convertible	Convertible	Shares	Remaining
Instrument	Description	Debt	price	Exercisable	life (years)
Warrant	August 31, 2004 Convertible debt	N/A	$0.60	499,999	1.9
Warrant	November 2004 Convertible debt	N/A	$0.01	3,365,841	2.2
Warrant	September 30, 2005 Convertible debt	N/A	$0.01	3,517,261	3.0
Warrant	Consulting Services	N/A	$5.00	250,000	1.7
Warrant	Consulting Services	N/A	$6.00	250,000	1.7
Convertible Debt	July 31, 2006	5,063,291	$0.10	50,632,912	1.8
Warrant	July 31, 2006 Convertible Debt	N/A	$0.10	50,632,912	2.8
Convertible Debt	February 14, 2007	2,531,645	$0.15	16,877,638	2.4
Warrant	February 14, 2007 Convertible Debt	N/A	$0.15	16,877,638	3.4
Convertible Debt	May 8, 2007	2,531,645	$0.15	16,877,638	2.6
Warrant	May 8, 2007 Convertible Debt	N/A	$0.15	16,877,638	3.6
Convertible Debt	September 17, 2007	2,531,645	$0.15	16,877,638	3.0
Warrant	September 17, 2007 Convertible Debt	N/A	$0.15	16,877,638	4.0
Options	Employee options	N/A	$0.33	1,948,000	8.3
Options	Employee options	N/A	$0.11	13,976,000	9.0
Options	Employee options	N/A	$0.14	1,740,000	9.2
Options	Employee options	N/A	$0.10	18,490,218	10.0

	Potential additional shares as of September 30, 2007			246,568,971

	Total potential shares as of September 30, 2007			302,835,160

The following table summarizes stock purchase warrant activity during the year ended December 31, 2006 and nine months ended September 30, 2007

			Weighted
			average
		Exercise	exercise
	Number of	price	per
	shares	range	share

Outstanding at December 31, 2005	12,183,829	$0.01-$6.00	$0.39
Granted	50,682,909	$0.10-$0.69	$0.10
Exercised	(2,740,805)	$0.01	$0.01
Canceled	(1,110,309)	$0.01-$3.00	$1.76

Outstanding at December 31, 2006	59,015,624	$0.01-$6.00	$0.13

Granted	50,632,914	$0.15	$0.15
Exercised	(466,304)	$0.01	$0.01
Canceled	(33,307)	$0.01	$0.01

Outstanding at September 30, 2007	109,148,927	$0.01-$6.00	$0.14
NOTE 13 — COMMITMENTS AND CONTINGENCIES
Licensing Agreements

The Company has an ongoing Licensing Agreement for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For fiscal year 2007, the agreement called for a minimum payment of $275,000, with royalties being paid on a sliding scale of 5% in excess of $5,500,000 to 1% on annual premiums over $100,000,000. In addition, common stock purchase warrants are issued each year on a sliding scale of 25,000 warrants when annual premiums exceed $10,000,000 up to 100,000 warrants when annual premiums exceed $100,000,000. For purposes of this agreement, the term “premiums” is limited to premiums on all “Petshealth Care Plan” insurance policies or other policies utilizing the Licensed Property. The exercise price of the warrants shall be 75% of the Company’s stock market price at the time the warrants are exercised. Amounts expensed under this agreement were $113,196 and $103,674 for the three months ended September 30, 2007 and 2006, respectively. Amounts expensed under this agreement were $325,233 and $295,487 for the nine months ended September 30, 2007 and 2006, respectively.
In February 2006, the Company entered into a strategic partnership agreement with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their more than one million loyal supporters.  Pursuant to this agreement, we are committed to pay a royalty guarantee of $335,000 per year.  Additionally, the Company is committed to paying a contingency royalty based on the effectiveness of marketing campaigns utilizing the ASPCA Pet Insurance branded product sales. Product sales are generated under the ASPCA trademark, payable in amounts in excess of the royalty guarantee.  Amounts paid under this agreement for the three months ended September 30, 2007 and 2006 were $200,931 and $83,750, respectively. Amounts paid under this agreement for the nine months ended September 30, 2007 and 2006 were $368,431 and $223,333, respectively.
Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 – JR.  Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals.  The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company.  All parties have entered into a settlement agreement that is currently subject to the approval of the United States Bankruptcy Court. The settlement agreement provides that the Company will issue 2,000,000 shares of its common stock to the defendants. Defendants other than the Company have failed to fulfill their commitments to the settlement agreement and there can be no assurance that this litigation will settle under the terms set out forth above.
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
Employee Share-Based Options
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” At September 30, 2007, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $192,666 and $208,990 for the three months ended September 30, 2007 and 2006, respectively. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $920,026 and $520,744 for the nine months ended September 30, 2007 and 2006, respectively. Stock-based compensation for option awards is being expensed as the individual options vest, which is typically over a one to three year period.

The fair value of the Company’s employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all options granted:

FAS No. 123R
Expense
2006
Risk-free interest rate	4.03%-5.03%
Expected life of options	1-3 years
Expected dividend yield of stock	0%
Expected volatility of stock	152%-300%
Forfeiture rate	0%
The expected volatility is based on recent historical volatility of the Company’s stock. The expected term is an estimate based on expected behavior of the group of optionees considering the high volatility of the stock. The risk free rate is based on U.S. Treasury rates with a maturity equal to the expected life of the option at the time of grant.
2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. On August 30, 2007, the Board of Directors of the Company amended the Hartville Group, Inc. 2006 Stock Option Plan. The amendment to the 2006 Stock Option Plan increased the total number of shares of the Company’s Common Stock, reserved and available for issuance under the 2006 Stock Option Plan from 20,000,000 shares to 50,000,000 shares. There were no other amendments to the 2006 Stock Option Plan. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. All options expire on the tenth anniversary of the grant date. There were 13,845,782 options remaining in the 2006 Stock Option Plan at September 30, 2007.
A summary of the Company’s non-qualified share-based option activity and related information for the nine months ended September 30, 2007 is shown in the following table:

	2006
		Weighted-	Weighted
		Average	Average	Aggregate
	Optioned	Exercise	Remaining	Intrinsic
	Shares	Price	Term (in years)	Value
Options outstanding at January 1, 2007	17,664,000	$0.14
Granted	18,490,218	0.10
Exercised	—
Forfeited	—
Expired	—

Options outstanding at September 30, 2007	36,154,218	$0.12	9.5	$—

Exercisable at September 30, 2007	15,604,000	$0.14	8.9	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2007.
A summary of the status of the Company’s non-vested shares as of September 30, 2007 and changes during the nine months ended September 30, 2007 is as follows:

		Weighted-
		Average Grant-
		Date Fair
Nonvested Options	Shares	Value
Nonvested at January 1, 2007	11,978,000	$0.09
Granted	18,490,218	$0.10
Vested	(9,918,000)	$0.09
Forfeited	—	$—

Nonvested at September 30, 2007	20,550,218	$0.10
The non-vested options outstanding at September 30, 2007 vest as shown below.

2007	Fourth Quarter	2,060,000
2008	Third Quarter	6,163,406
2009	Third Quarter	6,163,406
2010	Third Quarter	6,163,406

		20,550,218

As of September 30, 2007, there was $2,025,048 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. These unrecognized compensation costs are expected to be recognized as follows:

2007	Fourth Quarter		$192,666
2008	Third Quarter		$610,794
2009	Third Quarter		$610,794
2010	Third Quarter		$610,794

		Total Unrecoginized Compensation Cost	$2,025,048

NOTE 15 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	company	Total
Three Months Ended September 30, 2007
Gross Revenue	$—	$893,252	$1,763,446	$2,656,698
Operating income (loss)	$(171,535)	$(1,536,052)	$179,409	$(1,528,178)
Operating income (loss) %	0.0%	-172.0%	10.2%	-57.5%
Total assets	$3,173,636	$5,494,755	$3,796,809	$12,465,200

Three Months Ended September 30, 2006
Gross Revenue	$—	$513,523	$975,808	$1,489,331
Operating income (loss)	$(75,950)	$(1,588,900)	$(3,848)	$(1,668,698)
Operating income (loss) %	0.0%	-309.4%	-0.4%	-112.0%

Nine Months Ended September 30, 2007
Gross Revenue	$—	$2,558,358	$4,453,963	$7,012,321
Operating income (loss)	$(499,874)	$(4,747,214)	$375,124	$(4,871,964)
Operating income (loss) %	0.0%	-185.6%	8.4%	-69.5%

Nine Months Ended September 30, 2006
Gross Revenue	$—	$1,388,799	$2,805,447	$4,194,246
Operating income (loss)	$(580,447)	$(4,433,250)	$140,173	$(4,873,524)
Operating income (loss) %	0.0%	-319.2%	5.0%	-116.2%
NOTE 16 — SUBSEQUENT EVENTS
On October 1, 2007, the Company’s two principal shareholders converted all of their $12,658,227 of Convertible Debentures in exchange for 101,265,826 shares of the Company common stock. With this conversion, all of the Company’s debt was eliminated. In accordance with EITF 98-5 and EITF 00-27 the Company will recognize interest expense for the remaining balance of the unamortized debt discount and prepaid interest as of October 1, 2007, along with an expense for the unamortized direct issue costs. In total, the Company estimates that it will recognize a non-cash expense of approximately $10 million from the conversion of the debt in the fourth quarter of 2007.
On October 1, 2007, the Company’s shareholders approved a 1 for 15 reverse stock split of its common shares to shareholders of record as of the close of business on October 1, 2007. The Company had not effected the reverse split at the time of filing. The Company expects to effect the reverse split in the fourth quarter of 2007 upon issuance of a new ticker symbol.

Item 2. Management’s Discussion and Analysis or Plan of Operations
The following discussion of the financial condition and results of operations of Hartville Group should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
This discussion contains forward-looking statements that involve risks and uncertainties. Hartville Group’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to competition and overall market conditions.
Results of Operations
Three months ended September 30, 2007 compared to three months ended September 30, 2006
Total earned premiums for the three months ended September 30, 2007 of $3,972,200 were $2,020,384 (104%) higher than total premium of $1,951,816 for 2006. Total premium increased primarily due to the increase in number of pets insured. The number of pets insured at September 30, 2007 was 58,853, with an increase of 7,485 (15%) pets for the third quarter of 2007. By way of comparison, the number of pets insured at September 30, 2006 was 27,149, with an increase of 1,094 (4%) pets for the third quarter of 2006.
Premiums retained by Hartville Re for the three months ended September 30, 2007 of $1,763,446 were $787,638 (81%) higher than premiums retained of $975,808 for the third quarter of 2006. While the total earned premium increased 104%, retained premium increased 81% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. Adjusting retained premium for the retrocession of $222,654, premium retained would have been $1,986,100 for a $1,010,292 (104%) increase.
Losses for the three months ending September 30, 2007 of $999,732 were $387,755 (63%) higher than losses of $611,977 for the comparative period of 2006. The higher losses are a result of the increase in pets insured. Adjusting losses for the retroceded losses of $122,459, losses would have been $1,122,191 for a $510,214 (83%) increase.
Ceded costs for the three months ending September 30, 2007 of $556,292 was $230,040 (71%) higher than ceded costs of $326,252 for the comparative period of 2006. Adjusting ceded costs for the retrocession of $75,703, ceded costs would have been $631,995 for a $305,743 (94%) increase. The higher ceded costs were a result of the higher premium.
The overall income statement effect of the retrocession agreement was a $24,492 reduction in reinsurance income for the three months ended September 30, 2007.
Commission income earned by Petsmarketing of $893,252 for the three months ending September 30, 2007 was $379,729 (74%) higher than commission income earned of $513,523 for the comparative period of 2006. The increase is attributable to the increase in total premiums and the $10.50 annual policy holder fee. The increase was offset by an $86,645 reversal of a slide commission that was being accrued for policies effective January 1, 2006 to September 30, 2006 where it was determined by management that the slide was not going to be received.
General and administrative expenses of $2,628,852 for the three months ending September 30, 2007 were $409,052 (18%) higher than general and administrative expenses of $2,219,800 for the comparative period of 2006.
General and administrative expenses increased due primarily to the following factors, including:
•	Compensation increased by approximately $183,000 due to the following factors:
o	Increased $255,000 due to the increase in staff in accordance with the increase in business

o	Decreased $16,000 due to the valuation and expensing of 16,000 less vested options to employees

o	Decreased $55,000 due to the valuation and expensing of 250,000 fewer vested shares of restricted stock issued to an employee
•	Amortization has increased approximately $224,000 as a result of an increase in deferred acquisition cost from increased marketing activities

•	Professional fees increased by $72,000 due to the utilization of outside consultants for the on-going improvement of the internally developed “Wombat” system
•	Communication costs increased by $71,000 in accordance with the increase in business

•	Marketing expenses decreased by approximately $135,000 due to the capitalization of marketing activities
Other income increased $59,372 to $77,682 for the three months ending September 30, 2007 from $18,310 for the comparative period of 2006. Other income consists primarily of interest income on premium receivable on funds withheld and cash accounts.
Other expenses decreased $398,242 (43%) to $537,636 for the three months ending September 30, 2007 from $935,878 for the comparative period of 2006. A detailed schedule is included in footnote 9 of the consolidated financial statements.
Loss on extinguishment of debt was $3,169,032 for the three months ended September 30, 2006, which the Company did not have in the comparative period of 2007.
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
Total earned premiums for the nine months ended September 30, 2007 of $10,200,891 were $4,592,257 (82%) higher than total premium of $5,608,634 for 2006. Total premium increased primarily due to the increase in number of pets insured. The number of pets insured at September 30, 2007 was 58,853, with an increase of 26,501 (82%) pets for the nine months ended September 30, 2007. By way of comparison, the number of pets insured at September 30, 2006 was 27,149, with an increase of 2,793 (11%) pets for the comparative period of 2006.
Premiums retained by Hartville Re for the nine months ended September 30, 2007 of $4,453,963 were $1,648,516 (59%) higher than premiums retained of $2,805,447 for the comparative period of 2006. While the total earned premium increased 82%, retained premium increased 59% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. Adjusting retained premium for the retrocession of $646,483, premium retained would have been $5,100,446 for a $2,294,999 (82%) increase.
Losses for the nine months ending September 30, 2007 of $2,521,981 were $879,426 (54%) higher than losses of $1,642,555 for the comparative period of 2006. The higher losses are a result of the increase in pets insured. Adjusting losses for the retroceded losses of $355,566, losses would have been $2,877,547 for a $1,234,992 (75%) increase.
Ceded costs for the nine months ending September 30, 2007 of $1,471,093 was $546,789 (59%) higher than ceded costs of $924,304 for the comparative period of 2006. Adjusting ceded costs for the retrocession of $219,803, ceded costs would have been $1,690,896 for a $766,592 (83%) increase. The higher ceded costs were a result of the higher premium.
The overall income statement effect of the retrocession agreement was a $71,114 reduction in reinsurance income for the nine months ended September 30, 2007.
Commission income earned by Petsmarketing of $2,558,358 for the nine months ending September 30, 2007 was $1,169,559 (84%) higher than commission income earned of $1,388,799 for the comparative period of 2006. The increase is attributable to the increase in total premiums and the $10.50 annual policy holder fee.
General and administrative expenses of $7,891,211 for the nine months ending September 30, 2007 were $1,390,300 (21%) higher than general and administrative expenses of $6,500,911 for the comparative period of 2006.
General and administrative expenses increased due primarily to the following factors, including:
•	Compensation increased by approximately $994,000 due to the following factors:
o	Increased $759,000 due to the increase in staff in accordance with of the increase in business

o	Increased $399,000 due to the valuation and expensing of 6,316,000 more vested options to employees

o	Decreased $165,000 due to the valuation and expensing of 750,000 fewer vested shares of restricted stock issued to an employee
•	Amortization has increased approximately $541,000 as a result of an increase in deferred acquisition cost from increased marketing activities

•	Communication costs increased by $200,000 in accordance with the increase in business

•	Merchant processing fees has increased approximately $153,000 due to the increase in business

•	Marketing expenses decreased by approximately $502,000 due to the capitalization of marketing activities

Other income increased $55,534 to $108,675 for the nine months ending September 30, 2007 from $53,141 for the comparative period of 2006. Other income consists primarily of interest income on premium receivable on funds withheld and cash accounts.
Other expenses decreased $1,382,915 (48%) to $1,522,800 for the nine months ending September 30, 2007 from $2,905,715 for the comparative period of 2006. A detailed schedule is included in footnote 9 of the consolidated financial statements.
Loss on extinguishment of debt was $3,169,032 for the three months ended September 30, 2006, which the Company did not have in the comparative period of 2007.
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
Several of these funding alternatives were implemented in 2006 and 2007. We were successful in obtaining additional working capital from existing investors of $8,400,000 through the issuance of separate three year Convertible Debentures on July 31, 2006, February 14, 2007, May 8, 2007 and September 17, 2007.
Sources and Uses of Cash — Operations
Net cash used for operating activities favorably decreased $1,330,971 to $(1,718,857) for the nine months ended September 30, 2007 from $(3,049,828) for the comparable period of 2006. Net cash used for operating activities decreased due to a number of factors, including:
•	Gross revenue (reinsurance income plus commission) increased approximately $1,392,000 (86%) due mainly to the increased in overall pets insured

•	Cash general and administrative expenses increased by approximately $793,000 (17%) (non-cash general and administrative expenses are: vesting of stock and stock options, depreciation, and amortization)
o	Compensation increased by approximately $759,000 due to the increase in staff in accordance with of the increase in business

o	Communication costs increased by $200,000 in accordance with the increase in business

o	Merchant processing fees has increased approximately $153,000 due to the increase in business

o	Marketing expenses decreased by approximately $502,000 due to the capitalization of marketing costs
Sources and Uses of Cash — Investing
Net cash for investing activities unfavorably increased $3,361,180 to $(3,588,653) for the nine months ended September 30, 2007 from $(227,473) for the comparable period of 2006. Net cash for investing activities increased due to a number of factors, including:
•	Deferred policy acquisition costs unfavorably increased approximately $3,199,000 due to the capitalization of and increased spending in the marketing programs

•	Capitalized software development unfavorably increased approximately $133,000 due to the Company developing a new software program for the administration of its insured pets

Sources and Uses of Cash — Financing
Net cash from (for) financing activities favorably increased $3,609,552 to $5,969,340 for the nine months ended September 30, 2007 from $2,359,788 for the comparable period of 2006. The favorable increase resulted from the proceeds received of $2,000,000 more in 2007 than 2006 from the issuance of the convertible debentures. In 2006, the Company used about $1,600,000 to pay off previous convertible debt and note payable.
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
On September 17, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 16,877,638 shares of common stock. This convertible debt carries a 7% annual coupon. The full amount of interest of $531,645 was prepaid.
Debt Instruments, Guarantees and Related Covenants
The July 31, 2006, February 14, 2007, May 8, 2007 and September 17, 2007 Convertible Debentures and warrants include demand registration rights which require the Company to file a registration statement with respect to the resale of the shares which may be issued upon conversion of the Debentures or the exercise of the warrants upon demand by the investors. In addition, each subsidiary of the Registrant has provided a guarantee with respect to the Registrant’s obligations under the Secured Convertible Debentures.
Cash Management
For policies written after September 30, 2006, the Company has an arrangement with an insurance carrier, by which the carrier withholds funds due to Hartville Re in order to assure the funding of future claims. This arrangement was utilized instead of a letter of credit because it provides additional short-term working capital, as well as being less expensive.
For policies written from January 1, 2005 to September 30, 2006, the Company’s reinsurance subsidiary, Hartville Re, has posted a letter of credit of $500,000.
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,343,783 and $713,374 in trust funds at September 30, 2007 and December 31, 2006, respectively.
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
For the nine months ended September 30, 2007

		Favorable Claims Loss	Unfavorable Claims
	As Reported	Ratio	Loss Ratio
Premiums	$4,453,963	$4,453,963	$4,453,963
Losses	(2,521,981)	(2,358,579)	(2,820,171)
Ceded costs	(1,471,093)	(1,634,284)	(1,471,093)

Reinsurance results	460,889	461,100	162,699

Commission income	2,558,358	2,784,992	2,558,358
General and administrative	(7,891,211)	(7,891,211)	(7,891,211)

Operating loss	(4,871,964)	(4,645,119)	(5,170,154)

Other income	43,188	43,188	43,188
Other expense	(1,522,800)	(1,522,800)	(1,522,800)

Loss before taxes	(6,351,576)	(6,124,731)	(6,649,766)

Provision for taxes	—	—	—

NET LOSS	$(6,351,576)	$(6,124,731)	$(6,649,766)

Net loss per common share	$(1.70)	$(1.64)	$(1.78)

Weighted average common shares outstanding	3,740,473	3,740,473	3,740,473
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
Details regarding the adoption of SFAS No. 123(R) and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in footnote 14 of the consolidated financial statements included elsewhere in this report. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the three months ended September 30, 2007 and 2006, was $227,666 and $298,990, respectively. Pre-tax share-based compensation expense for the nine months ended September 30, 2007 and 2006, was $1,025,026 and $790,744, respectively. As of September 30, 2007, the Company had $2,025,048 of unrecognized compensation expense related to non-vested share-based payment awards that are expected to be recognized over the next three years.
New Accounting Standards
See footnote 1, Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this report for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.
Item 3. Controls and Procedures
Management has concluded that the Company’s controls over accounting disclosures and related procedures are effective as of September 30, 2007. The Company has recently instituted, and will continue to monitor, corrective actions with respect to prior significant deficiencies in our internal controls. The Company believes that the actions it has taken to date in this regard, when taken as a whole, have mitigated these significant deficiencies with respect to the preparation of this Quarterly Report on Form 10-QSB such that the information required to be disclosed in this Form 10-QSB has been recorded, processed, summarized and reported correctly.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are Petsmarketing; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The plaintiff asks the court to set aside the note, invalidate the 2002 reorganization, and claims breach of fiduciary duty by Messrs. Smith and Cashman, fraud, and constructive fraud against all parties and alleges fraudulent transfer of assets, civil conspiracy, requests the imposition of constructive trust, preservation of assets, turnover of estate assets, attorneys’ fees, and declaratory relief. The ultimate outcome of this suit or any litigation is uncertain. All parties have entered into a settlement agreement that is subject to final bankruptcy court approval. If the settlement agreement is approved, the Company will issue 2,000,000 shares of its common stock to the defendants. Defendants other than the Company have failed to fulfill their commitments to the settlement agreement and there can be no assurance that this litigation will settle under the terms set out forth above.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On September 17, 2007, the Company issued Secured Convertible Debentures in the amount of $2,531,645.50, principal amount, with such Debentures due September 2010, convertible into shares of the Company’s Common Stock at a conversion price of $0.15 per share, and 16,877,638 Warrants to purchase shares of Common Stock of the Company at an exercise price of $0.15 per share. The proceeds will be used for working capital. The Secured Convertible Debentures and Warrants were issued solely to “accredited investors” and “qualified institutional buyers,” each as defined in the Securities Act of 1933, as amended. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.
Item 3. Defaults upon Senior Securities
None
Item 4. Submissions of Matters to a Vote of Security Holders
None
Item 5. Other Information
None
Item 6. Exhibits

Exhibit No.	Identification of Exhibit

10.1	2006 Stock Option Plan as amended August 30, 2007

31.1(*)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2(*)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act.

32.1(*)	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

*	Filed herein.

Exhibit Index

Exhibit No.	Description

EX 10.1	2006 Stock Option Plan as amended August 30, 2007
EX 31.1	Certification
EX31.2	Certification
EX32.1	Certification