Form 10KSB
period 2007-12-31
HARTVILLE GROUP INC
filed 2008-03-31
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. ☐
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☑
State issuer’s revenues for its most recent fiscal year: $10,565,537.
State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 1,322,686 shares held by non-affiliates and the closing price of $1.70 per share for Common Stock in the over-the-counter market as of March 12, 2008): $2,248,566. Shares of voting stock held by each officer and director and by each person known to the registrant owns 5% or more of the outstanding voting stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the issuer’s common stock, par value $.001, outstanding as of March 12, 2008: 12,355,893 shares.
DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrants’ proxy statement for its 2008 annual meeting of shareholders are incorporated herein by reference in response to Part III of this Form 10-KSB.
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
On November 21, 2007, the Company effected a 1-for-15 reverse stock split of its common shares. All of the share and per-share data, as well as share-based award information included in these consolidated financial statements and notes thereto, has been retroactively adjusted to reflect the reverse stock split.
Our financial information is available for free to investors on our website at www.hartvillegroup.com.
Hartville Group currently generates revenue from two sources. First, commissions on the sale of pet insurance policies and second, reinsurance premiums from our reinsurance company retaining a portion of the pet insurance risk from the Underwriters.
The following chart explains how a hypothetical $100 premium is divided based on agreements in place for the majority of 2007.

Principal Product
Our business is the sale and administration of pet insurance, which is a niche insurance product designed to help cover the veterinary expenses of dogs and cats. Our products are sold under an assortment of brands (including Hartville Pet Health Insurance, ASPCA Pet Health Insurance and Petshealth Care Plan) and each brand includes multiple plans. Plans are individually designed and cover a variety of costs including preventive care, illness or injury (accident) and range in incident and policy limits. Pet owners may use any licensed veterinarian in the United States, its possessions, territories and Canada. In the event that a policyholder is not completely satisfied with the plan and if they have not filed a claim, they can return the policy within thirty days for a full refund.
Distribution Methods
We use direct solicitation to distribute our pet insurance plans. We have an inbound call center to enroll prospective pet owners that inquire about our plans. Pet owners can also obtain information and enroll via the internet.
The Competition
We believe that the market for pet insurance products is price sensitive and competes with other discretionary spending on general pet products. However, with the overall significant increase in discretionary spending on pets in recent years, the potential total market for pet insurance has increased substantially in the last several years. Our major competitors are Veterinary Pet Insurance (VPI) and Pet Care. VPI has by far the largest market share followed by Pet Care with Hartville being the third largest provider of pet insurance. There are a number of new competitors who are entering our industry. Because of the nature of our product, we do not depend on a few major customers.
Royalty Agreements and Trademarks
In February 2006, the Company entered into a strategic partnership agreement with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their supporters. The agreement was amended September 2006 with the agreement running through February 2011. Pursuant to this agreement, we are committed to pay a royalty guarantee of $335,000 per year. Additionally, royalties calculated on premium collected from product sales generated under the ASPCA trademark are payable in amounts in excess of the royalty guarantee. Amounts expensed under this agreement for the year ended December 31, 2007 and 2006, were $566,925 and $279,167, respectively.
The Company has an ongoing Licensing Agreement with Paws, Inc. for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For fiscal year 2007, the agreement called for a royalty guarantee of $275,000. Additionally, royalties calculated on premium collected from product sales generated under the Petshealth Care Plan trademark are payable in amounts in excess of the royalty guarantee. Amounts expensed under this agreement were $427,828 and $408,151 for the years ended December 31, 2007 and 2006, respectively.
We have a number of trademarks which are used to market our products.
Government Regulation and Licenses
Most aspects of Hartville Group’s operations are regulated by government agencies. Each state of the United States of America and the District of Columbia regulates the conduct of insurance business within its borders through a Department of Insurance. These Departments set forth the policies of insurance that may be sold in these states and licenses all people that sell policies. Hartville Group’s 100% owned subsidiary Petsmarketing Insurance.com Agency, Inc. is licensed by Departments of Insurance in 50 states including the District of Columbia.
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
Employees
We employed 67 employees as of March 12, 2008, of which 63 were full time employees.

RISK FACTORS
We will require continued financing to meet our working capital needs.
We had negative cash flows from operations during 2007 of ($5,489,674) and a total accumulated deficit of ($49,575,748) as of December 31, 2007. The negative cash flow has resulted in working capital requirements for the upcoming year which are greater than our current cash balances at December 31, 2007. Depending on our operating results in fiscal 2008, we may need to raise additional capital to continue to fund the Company’s operations and marketing programs. In early fiscal 2008 we received $2,250,000 additional working capital by means of equity funding (see footnote 18, Subsequent Events in the consolidated financial statements for further details).
Many other pet insurance companies have gone out of business and without development and growth we may not be able to continue as a viable entity.
There have been numerous companies that have sold or attempted to sell pet insurance in the United States, but are either no longer selling pet insurance or have gone out of business. We believe that the development and growth of the market for pet insurance depends primarily on the effectiveness of our marketing activities in developing consumer awareness and acceptance. We may not be able to maintain adequate capitalization to finance our future growth, overcome the lack of consumer awareness and acceptance, and achieve sustained profitability. However, it should be noted that we have experienced success with our marketing programs where we added 32,528 pets in 2007, compared to 7,996 pets for 2006.
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
We incurred net losses in fiscal years 2007 and 2006. We cannot predict whether our business will achieve or sustain profitability in any future period.
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
Under the terms of certain agreements we have with several of our security holders, we are required to file, at our expense, a registration statement under the Securities Act of 1933, covering the resale of their shares or shares that they may acquire upon exercise of warrants. We have agreed to use our best efforts to register the resale of the underlying common stock with respect to these securities in the future. Effective February 15, 2008, the Securities and Exchange Commission amended Rule 144 which provides for a safe harbor from registration under the Securities Act of 1933 for sales of restricted and control securities. The effect of the amendment is to shorten the holding period for restricted securities which will have the effect of decreasing the need for the exercise of demand registration rights by the Company’s warrant holders.
Dilution of our stock is probable because of the number and price of warrants outstanding.
Based upon the exercise price of the warrants, we could be in a position where we would be issuing, in the future, significantly more shares than we currently have outstanding, resulting in substantial dilution to our stockholders. The resale of these shares in substantial amounts could have a significant effect on the market price of our common stock and could cause the price to fall or remain at lower values due to the increased number of outstanding shares.
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
Our stock price has been subject to significant volatility, and you may not be able to sell shares of common stock at or above the price you paid for them. The trading price of our common stock has been subject to wide fluctuations in the past. The market price of the common stock could continue to fluctuate in the future in response to various factors, including, but not limited to: quarterly variations in operating results; our ability to raise additional capital on terms and conditions acceptable to us; our ability to control costs and improve cash flow; announcements of technological innovations or new products by us or our competitors; changes in investor perceptions; and new products or product enhancements by us or our competitors. The stock market in general has continued to experience volatility which may further affect our stock price. As such, you may not be able to resell your shares of common stock at or above the price you paid for them.
Item 2. Description of Property
We lease a 12,395 square foot office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015, which includes an expansion option for additional space. There are no properties owned by the Company.
Item 3. Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. Although the parties have discussed settlement, no agreement has been reached and approved and therefore, the lawsuit continues.
In addition to the foregoing, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will not have a material adverse effect on it financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, including the Thomas H. Casey, Trustee case, the Company’s future results of operations or cash flow may be materially impacted in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted for a vote of stockholders during the fourth quarter of the year ended December 31, 2007.
Part II
Item 5. Market for Common Equity and Related Stockholder Matters
Hartville Group’s Common Stock trades on the Over-the-Counter Bulletin Board under the symbol HVLL (HTVL prior to 1:15 reverse split on November 21, 2007). The high and low closing bid information for our Common Stock during the year ended December 31, 2007, is based on information received from Bloomberg L.P., the NASDAQ Trading and Market Services, and a company market maker. The prices below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. Prices have been adjusted to reflect the 1:15 reverse split effective November 21, 2007.

	High	Low
Fiscal 2006
March 31, 2006	$5.40	$2.25
June 30, 2006	$3.15	$1.05
September 30, 2006	$2.25	$1.05
December 31, 2006	$3.15	$1.50
Fiscal 2007
March 31, 2007	$2.70	$1.80
June 30, 2007	$2.40	$1.50
September 30, 2007	$2.10	$1.35
December 31, 2007	$2.10	$1.25
As of March 12, 2008, the number of stockholders of record of Common Stock was approximately 113. The number of stockholders of record, however, does not bear any relationship to the number of beneficial owners of our Common Stock as there may be a substantial number of stockholders whose shares are held of record by banks, brokers and other financial institutions.
Hartville Group has never declared or paid any cash dividends on our Common Stock and does not anticipate paying any cash dividends on our Common Stock in the foreseeable future. Hartville Group intends to retain the earnings, if any, to finance the operations of the business. The declaration and payment of dividends in the future, if any, will be determined by the Board of Directors in light of conditions then existing, including our earnings, financial condition, capital requirements and other factors. During the fourth quarter of fiscal 2007, the Company did not repurchase any equity securities. Our Board has not approved any plan that provides for the repurchase of our Common Stock.
Equity Compensation Plan Information
Information relating to our Equity Compensation Plan Information will be included in our Proxy Statement relating to our 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of our fiscal year ended December 31, 2007.

Recent Sales of Unregistered Securities
Conversion of Convertible Debt
On October 1, 2007, the Company’s two principal shareholders converted all of their $12,658,227 of Convertible Debentures in exchange for 6,751,056 shares of the Company common stock. Due to this conversion, all of the Company’s debt was eliminated and the Company recognized interest expense for the remaining balance of the unamortized debt discount and prepaid interest as of October 1, 2007, along with an expense for the unamortized direct issue costs. In total, the Company recognized a non-cash expense of $10,181,615 from the conversion of the debt.
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
Management’s Plans
The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to generate positive cash flows to ensure the continuation of its business operations.
In 2007, our effective marketing efforts resulted in total pets insured jumping from 32,352 at the end of 2006 to 64,880 at the end of 2007, an increase of 101%. This dramatic increase in insured pets created a 104% ($1,933,690) increase in commissions, after adjusting commissions for fiscal year 2006 for a reduction of a liability of $1,494,588. In order to support this rapid growth, we bolstered our infrastructure, including a complete revamping of our operational systems.
In 2008, we will continue to execute on the proven marketing programs developed in the prior year, as well as developing new efficient marketing campaigns. By utilizing the institutional knowledge gained, our marketing should be able to generate additional pets at a lower acquisition cost, allowing for higher profits along with substantial growth. With the $2,250,000 of equity funding received in early 2008 (see footnote 18, Subsequent Events in the consolidated financial statements for further details), we should be able to ultimately achieve a positive cash flow from earnings, assuming our current operating environment and external economic factors do not deteriorate substantially.
Results of Operations
Fiscal Year ended December 31, 2007 compared to fiscal year ended December 31, 2006
Total earned premiums produced for fiscal year 2007 of $14,960,166 were $7,879,816 (111%) higher than total produced premium of $7,080,350 for fiscal year 2006. Total produced premium increased primarily due to the increase in number of pets insured and average premium per pet. The number of pets insured at December 31, 2007 was 64,880, an increase of 32,528 (101%) pets for fiscal year 2007. By way of comparison, the number of pets insured at December 31, 2006, was 32,352 with an increase of 7,996 (33%) pets for the prior fiscal year 2006.
Premiums retained by Hartville Re for fiscal year 2007 of $6,779,682 were $3,407,372 (101%) higher than premiums retained of $3,372,310 for fiscal year 2006. While the total earned premium increased 111%, retained premium increased 101% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. Adjusting fiscal year 2007 retained premium for the retrocession of $700,402, premium retained for 2007 would have been $7,480,084. Adjusting fiscal year 2006 retained premium for the retrocession of $169,094, premium retained for 2006 would have been $3,541,404. Adjusted premiums retained increased $3,938,680 (111%) which is a direct result of the increased earned premiums produced for which Hartville Re reinsures 50%. There were no changes to Hartville Re’s reinsurance percentage in fiscal year 2007 compared to fiscal year 2006.
Retained losses (claims paid plus claims reserve movement) for the year ending December 31, 2007 of $3,860,955 were $1,836,151 (91%) higher than losses of $2,024,804 for the comparative period of 2006. Adjusting fiscal year 2007 losses for the retroceded losses of $385,223, losses for 2007 would have been $4,246,178. Adjusting fiscal year 2006 losses for the retroceded losses of $93,002, losses for 2006 would have been $2,117,806. Adjusted losses increased $2,128,372 (101%). The losses did not increase by the same percentage as the premium due to the effective management of the claims loss ratio written through the new carrier beginning October 1, 2006.

Ceded costs on business retained for the year ending December 31, 2007 of $2,261,845 was $1,145,803 (103%) higher than ceded costs of $1,116,042 for the comparative period of 2006. Adjusting fiscal year 2007 ceded costs for the retrocession of $238,135, ceded costs for 2007 would have been $2,499,980. Adjusting fiscal year 2006 ceded costs for the retrocession of $57,492, ceded costs would have been $1,173,534. Adjusted ceded costs increased $1,326,446 (113%) which is in line with the premium increase.
The overall income statement effect of the retrocession agreement was a $77,044 and $18,600 reduction in reinsurance income for the fiscal years 2007 and 2006, respectively.
Commission income earned by Petsmarketing of $3,785,855 for the year ending December 31, 2007 was $439,102 (13%) higher than commission income earned of $3,346,753 for the comparative period of 2006. To more accurately evaluate the increase in commission income, $1,494,588 should be removed from the fiscal year 2006 commission. The $1,494,588 was a reduction of a liability which the Company had established in fiscal year 2005 for prior years’ treaties, where certain new facts and circumstances occurred during fiscal year 2006 eliminating the need for such liability. Adjusting commissions for reduction of the liability of $1,494,588, fiscal year 2006 commissions were $1,852,165. With this adjustment there was a $1,933,690 (104%) increase over 2006, which is attributable to the increase in premiums.
General and administrative expenses of $13,960,647 for the year ending December 31, 2007 were $5,293,108 (61%) higher than general and administrative expenses of $8,667,539 for the comparative period of 2006.
General and administrative expenses increased due primarily to the following factors, including:
•	Marketing expenses increased by approximately $2,885,000 due to the following factors:
o	Increased $2,538,000 with the utilization of direct marketing campaigns

o	Increased $347,000 for royalties in connection to the strategic partnership with the ASPCA and increase in royalties/commissions for other partnership arrangements.
•	Compensation increased by approximately $1,594,000 due to the following factors:
o	Increased $1,433,000 (65%) as the result of the increase in sales and overall number of pets

o	Increased $381,000 due to the valuation and expensing of 419,481 more vested options to employees

o	Decreased $220,000 due to the valuation and expensing of 66,666 fewer shares of restricted stock issued to an employee
•	A number of other items increased as the result of the increase in sales and overall number of pets, including:
o	Communication costs increased approximately $241,000

o	Paper and printing costs increased approximately $202,000

o	Merchant credit card fees increased approximately $195,000
•	Depreciation has decreased approximately $281,000 as the result of older assets being completely depreciated

•	Recording of additional marketing expenses for approximately $1,044,000 which related to certain prior year deferred acquisition costs that were expensed during fiscal year 2007. The immediate expensing of direct marketing campaign amounts decreased amortization expense approximately $555,000. A detailed explanation is included in footnote 1 under “Deferred Acquisition Costs” of our consolidated financial statements.
Other income increased $24,185 (28%) to $111,445 for the year ending December 31, 2007 from $87,260 for the comparative period of 2006. Other income consists primarily of interest income on cash accounts.
Other expenses increased $8,733,454 (292%) to $11,725,323 for the year ending December 31, 2007 from $2,991,869 for the comparative period of 2006. The increase in other expenses was due primarily to the conversion of debt on October 1, 2007 where the Company’s two principal shareholders converted all of their $12,658,227 of Convertible Debentures in exchange for 6,751,056 shares of the Company common stock. Due to this conversion, all of the Company’s debt was eliminated and the Company recognized interest expense for the remaining balance of the unamortized debt discount and prepaid interest as of October 1, 2007, along with an expense for the unamortized direct issue costs. In total, the Company recognized a non-cash expense of $10,181,615 from the conversion of the debt. A detailed schedule of other expenses is included in footnote 9 of the consolidated financial statements.
A detailed explanation for loss on extinguishment of debt was $3,169,032 for the year ended December 31, 2006 is included in footnote 10 of our consolidated financial statements.

Fiscal Year ended December 31, 2006 compared to fiscal year ended December 31, 2005
Total earned premiums produced for fiscal year 2006 of $7,080,350 were $759,935 (12%) higher than total produced premium of $6,320,415 for fiscal year 2005. Total produced premium increased primarily due to the increase in number of pets insured and average premium per pet. The number of pets insured at December 31, 2006, was 32,352, an increase of 7,996 (33%) pets for fiscal year 2006. By way of comparison, the number of pets insured at December 31, 2005, was 24,356 with an increase of 3,452 (17%) pets for the prior fiscal year 2005. Although the increase in number of pets insured was substantial, the effect on earned premium was muted because 71% (5,024 pets) were added in the last two months of the year. Therefore, we earned at most two months of premium in 2006 for the 5,024 additional pets (premiums are earned on a pro-rata basis over the period of the annual insurance policies).
Premiums retained by Hartville Re for fiscal year 2006 of $3,372,310 were $124,347 (4%) higher than premiums retained of $3,247,963 for fiscal year 2005. While the total earned premium produced increased 12%, retained premium only increased 4% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. Adjusting retained premium for the retrocession of $169,094, premium retained would have been 3,541,404 for a $293,411 (9%) increase.
Retained losses for the year ending December 31, 2006 of $2,024,804 were $76,184 (4%) lower than losses of $2,100,988 for the comparative period of 2005. The lower losses are a result of the retrocession agreement mentioned above. Adjusting losses for the retroceded losses of $93,002, losses would have been $2,117,806 for a $16,818 (1%) increase.
Ceded costs on business retained for the year ending December 31, 2006 of $1,116,042 was $105,864 (10%) higher than ceded costs of $1,010,178 for the comparative period of 2005. Adjusting ceded costs for the retrocession of $57,492, ceded costs would have been $1,173,534 for a $163,356 (16%) increase. The higher ceded costs were a result of the higher premium and a 2.5% premium fee for handling claims implemented in 2006.
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
General and administrative expenses increased due primarily to the following factors, including:
•	Compensation increased by approximately $1,092,000 due to the following factors:
o	Increased $732,000 due to the valuation and expensing of approximately 379,000 vested options to employees

o	Increased $360,000 due to the valuation and expensing of approximately 133,000 vested shares of restricted stock issued to an employee
•	Marketing expenses increased by approximately $605,000 due the utilization of direct marketing campaigns

•	Amortization has increased approximately $132,000 as a result of an increase in deferred acquisition cost from increased marketing activities

•	Professional, audit and legal fees decreased approximately $617,000 due mainly to the cost of restating the financial statements in 2005 and from the Company discontinuing the pursuit of acquiring a property & casualty insurance company

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
A detailed explanation for loss on extinguishment of debt was $3,169,032 for the year ended December 31, 2006 is included in footnote 10 of our consolidated financial statements.
Liquidity and Capital Resources
Cash Requirements
The principal sources of funds for the Company are commissions on the sale of pet insurance policies, reinsurance profits from our reinsurance company retaining a portion of the pet insurance risk from the Underwriter and proceeds from issuance of debt or equity. Commission revenue and the proceeds received from any equity or debt instruments are primarily used for salaries, marketing and other operating expenses.
We have suffered recurring losses from operations and have a net capital deficiency. The primary uncertainty that has an impact on long-term liquidity is the availability of financing for the Company as it continues to develop its customer base. We were successful in obtaining additional working capital from existing investors of $6,000,000 through the issuance of three separate three-year Convertible Debentures on February 14, 2007, May 8, 2007 and September 17, 2007, which were all converted to equity on October 1, 2007. Also, in early fiscal 2008 we received from an equity funding an additional $2,250,000 to be used for working capital (see footnote 18, Subsequent Events in the consolidated financial statements for further details).
Sources and Uses of Cash — Operations
Net cash used for operating activities unfavorably increased $2,322,570 (73%) to $(5,489,674) for the year ended December 31, 2007 from $(3,167,104) for the comparable period of 2006. Net cash used for operating activities increased due to a number of factors, including:
•	Marketing expenses increased by approximately $2,885,000 due to the following factors:
o	Increased $2,538,000 with the utilization of direct marketing campaigns

o	Increased $347,000 for royalties in connection to the strategic partnership with the ASPCA and increase in royalties/commissions for other partnership arrangements.
•	Compensation increased by approximately $1,433,000 (65%) as the result of the increase in sales and overall number of pets

•	A number of other items increased as the result of the increase in sales and overall number of pets, including:
o	Communication costs increased approximately $241,000

o	Paper and printing costs increased approximately $202,000

o	Merchant credit card fees increased approximately $195,000
The increased expenses were offset by increased commission of approximately $1,934,000.
Sources and Uses of Cash — Investing
Net cash used for investing activities favorably increased $484,333 (52%) to $(444,408) for the year ended December 31, 2007 from $(928,741) for the comparable period of 2006 due primarily to the immediate expensing of direct marketing campaign amounts. A detailed explanation is included in footnote 1 under “Deferred Acquisition Costs” of our consolidated financial statements.
Sources and Uses of Cash — Financing
Net cash from financing activities favorably increased $3,629,315 (154%) to $5,987,433 for the year ended December 31, 2007 from $2,358,118 for the comparable period of 2006. The favorable increase resulted from the proceeds received of $6,000,000 from the issuance of the convertible debentures on February 14, 2007, May 8, 2007 and September 17, 2007 compared to $4,000,000 on July 31, 2006 from the issuance of the convertible debentures in 2006. In addition, of the $4,000,000 proceeds received in 2006, $1,248,600 and $124,703 were used to pay in full the November 2004 and September 2005, respectively and $202,235 was used to pay in full the March 23, 2005 bank note with a financial institution.
Notes Payable and Convertible Debentures
July 2006 Debenture Issuance
On July 31, 2006, the Company completed and issued $5,063,291 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 3,375,528 shares of the Company’s common stock. This convertible debt carried a 7% annual coupon. The full amount of interest of $1,063,291 was prepaid. Of the funds received, $1,248,600 and $124,703 were used to pay in full the November 2004 and September 2005, respectively, convertible debenture holders who selected to receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In addition, $202,235 was used to pay in full the March 23, 2005 note with a financial institution. The conversion price for the convertible debenture and the exercise price of the warrants were set at $1.50.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $4,028,546, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. Prior to conversion, this non-cash discount was being amortized over the life of the Debenture as an expense using the effective interest method and this non-cash discount had been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes.
The Company entered into a Registration Rights Agreement with the bondholders of the convertible debentures that were issued on July 31, 2006. The Registration Rights Agreement require the Company to file a registration statement by December 15, 2006; respond to any SEC comments within 20 trading days and has an obligation to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act. Failure to fulfill the requirements of the registration rights subject the Company to liquidated damages of 1.5% per month of the aggregate purchase price paid by the holders, subject to a maximum aggregate of 18%. The Company has received a waiver of registration rights indefinitely.
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
The Convertible Debenture was converted to equity for 3,375,528 shares on October 1, 2007.
February 2007 Debenture Issuance
On February 14, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 1,125,176 shares of the Company’s common stock. This convertible debt carried a 7% annual coupon. The full amount of interest of $531,645 was prepaid. The conversion price for the convertible debenture and the exercise price of the warrants were set at $2.25.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $2,531,645, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. Prior to conversion, this non-cash discount was being amortized over the life of the Debenture as an expense using the effective interest method and this non-cash discount had been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes.
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
The Convertible Debenture was converted to equity for 1,125,176 shares on October 1, 2007.
May 2007 Debenture Issuance
On May 8, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 1,125,176 shares of the Company’s common stock. This convertible debt carried a 7% annual coupon. The full amount of interest of $531,645 was prepaid. The conversion price for the convertible debenture and the exercise price of the warrants were set at $2.25.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $1,636,956, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. Prior to conversion, this non-cash discount was being amortized over the life of the Debenture as an expense using the effective interest method and this non-cash discount had been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes.
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
The Convertible Debenture was converted to equity for 1,125,176 shares on October 1, 2007.
September 2007 Debenture Issuance
On September 17, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 1,125,176 shares of the Company’s common stock. This convertible debt carried a 7% annual coupon. The full amount of interest of $531,645 was prepaid. The conversion price for the convertible debenture and the exercise price of the warrants were set at $2.25.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $935,400, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. Prior to conversion, this non-cash discount was being amortized over the life of the Debenture as an expense using the effective interest method and this non-cash discount had been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes.
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
The Convertible Debenture was converted to equity for 1,125,176 shares on October 1, 2007.
Conversion of Convertible Debt
On October 1, 2007, the Company’s two principal shareholders converted all of their $12,658,227 of Convertible Debentures in exchange for 6,751,056 shares of the Company common stock. Due to this conversion, all of the Company’s debt was eliminated. In accordance with EITF 98-5 and EITF 00-27 the Company recognized interest expense for the remaining balance of the unamortized debt discount and prepaid interest as of October 1, 2007, along with an expense for the unamortized direct issue costs. In total, the Company recognized a non-cash expense of $10,181,615 from the conversion of the debt.
Debt Instruments, Guarantees and Related Covenants
The warrants issued in connection with the convertible debt include demand registration rights which require the Company to file a registration statement with respect to the resale of the shares which may be issued upon the exercise of the warrants upon demand by the investors.
Cash Management
For policies written after September 30, 2006, the Company has an arrangement with an insurance carrier, by which the carrier withholds funds due to Hartville Re in order to assure the funding of future claims. This arrangement was utilized instead of a letter of credit because it provides additional short-term working capital, as well as being less expensive. Interest accrues and is earned on the funds withheld based on the four week treasury bill rate. A portion of the funds withheld is expected to be received in January 2009.
For policies written from January 1, 2005 to September 30, 2006, the Company’s reinsurance subsidiary, Hartville Re, has posted a letter of credit of $250,000.
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,895,299 and $713,374 in trust funds at December 31, 2007 and 2006, respectively.
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
Reserve for Future Losses
One of the most significant estimates that the Company’s management makes is the reserve for future losses. Reserve for claims is based upon the accumulation of costs and expenses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims and expenses that have occurred but have not yet been reported. Such estimates are based on many variables including historical claim experience and statistical information and other factors. The Company’s management utilizes an independent actuary for its determination of reserves and believes that the estimates used for claims are reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are periodically reviewed throughout the year and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided. Management generally discusses the development, selection and disclosure of the reserve for future losses with the Company’s Board of Directors, and reviews the details of this estimate with the Company’s Audit Committee. We are currently reserving for future claims at a “claims loss ratio” (claims paid [excluding all loss adjustment expenses] plus claims reserves, divided by premiums earned) of 55%, based on the actuarial work performed for the year ended December 31, 2007.
Provided for comparison purposes is the Company’s income statement, which was reported using an estimated claims loss ratio of 55%, compared to a favorable claims loss ratio of 50% and an unfavorable claims loss ratio of 60%, which are based on managements estimates of best and worst case scenarios. The purpose of this table is to provide a sensitivity analysis on our results of operations assuming exaggerated claims loss ratios.

		Favorable Claims	Unfavorable
	As Reported	Loss Ratio	Claims Loss Ratio
Premiums	$6,779,682	$6,779,682	$6,779,682
Losses	(3,860,955)	(3,558,793)	(4,215,170)
Ceded costs	(2,261,845)	(2,564,007)	(2,261,845)

Reinsurance results	656,882	656,882	302,667

Commission income	3,785,855	4,443,795	3,785,855
General and administrative	(13,960,647)	(13,960,647)	(13,960,647)

Operating (loss) income	(9,517,910)	(8,859,970)	(9,872,125)

Other income	111,445	111,445	111,445
Other expense	(11,725,323)	(11,725,323)	(11,725,323)
Loss on extinguishment of debt	—	—	—

(Loss) income before taxes	(21,131,788)	(20,473,848)	(21,486,003)

Provision for taxes	—	—	—

NET (LOSS) INCOME	$(21,131,788)	$(20,473,848)	$(21,486,003)

Net (loss) income per common share	$(3.85)	$(3.73)	$(3.91)

Weighted average common shares outstanding	5,494,930	5,494,930	5,494,930
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
Details regarding the adoption of SFAS No. 123(R) and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in footnote 16 of the consolidated financial statements included elsewhere in this report. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the year ended December 31, 2007 and 2006, was approximately $1,114,000 and $732,000, respectively. As of December 31, 2007, the Company had approximately $1,832,000 of unrecognized compensation expense related to non-vested share-based payment awards that are expected to be evenly recognized in fiscal years 2008, 2009 and 2010.
New Accounting Standards
See footnote 1, Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this report for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.
Item 7. Financial Statements
Our consolidated financial statements are attached hereto.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None
Item 8A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of December 31, 2007, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Hartville Group, Inc’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rules 13a — 15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
Under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007 under the framework in Internal Control — Integrated Framework.
This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
Changes in Internal Controls
During the fourth quarter of 2007, there were no changes in our internal control of financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 8B. Other Information
All information required to be disclosed in the fourth quarter of the year ended December 31, 2007 has been previously included on Form 8-K.

PART III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(A) of the Exchange Act
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.
Item 10. Executive Compensation
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.
Item 11. Security Ownership of Certain Beneficial Owners and Management
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.
Item 12. Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filed pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.
Item 13. Exhibits

Exhibit No.	Identification of Exhibits	Method of Filing
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the 10-KSB filed April 2, 2007.

3.2	Amended and Restated Bylaws of Hartville Group, Inc.	Incorporated by reference to Exhibit 3.2 to the SB-2 filed October 25, 2000.

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the SB-2 filed October 25, 2000.

4.2	Securities Purchase Agreement, dated July 31, 2006	Incorporated by reference to Exhibit 4.1 to the 8-K filed August 4, 2006.

4.3	Securities Purchase Agreement, dated February 14, 2007	Incorporated by reference to Exhibit 4.1 to the 8-K filed February 20, 2007.

4.4	Form of Secured Convertible Debenture, dated February 14, 2007	Incorporated by reference to Exhibit 4.2 to the 8-K filed February 20, 2007.

4.5	Form of Warrant Agreement, dated February 14, 2007	Incorporated by reference to Exhibit 4.3 to the 8-K filed February 20, 2007.

4.6	Registrations Rights Agreement, dated February 14, 2007	Incorporated by reference to Exhibit 4.4 to the 8-K filed February 20, 2007.

4.7	Securities Purchase Agreement, dated May 8, 2007	Incorporated by reference to Exhibit 4.1 to the 8-K filed May 14, 2007

4.8	Form of Secured Debenture, dated May 8, 2007	Incorporated by reference to Exhibit 4.2 to the 8-K filed May 14, 2007

4.9	Form of Warrant Agreement, dated May 8, 2007	Incorporated by reference to Exhibit 4.3 to the 8-K filed May 14, 2007

4.10	Registration Rights Agreement, dated May 8, 2007	Incorporated by reference to Exhibit 4.4 to the 8-K filed May 14, 2007

Exhibit No.	Identification of Exhibits	Method of Filing
4.11	Securities Purchase Agreement, dated Sept. 17, 2007	Incorporated by reference to Exhibit 4.1 to the 8-K filed September 21, 2007

4.12	Form of Secured Debenture, dated Sept. 17, 2007	Incorporated by reference to Exhibit 4.2 to the 8-K filed September 21, 2007

4.13	Form of Warrant Agreement, dated Sept. 17, 2007	Incorporated by reference to Exhibit 4.3 to the 8-K filed September 21, 2007

4.14	Registration Rights Agreement, dated Sept. 17, 2007	Incorporated by reference to Exhibit 4.4 to the 8-K, filed September 21, 2007

4.15	Securities Purchase Agreement, dated Feb. 29, 2008	Incorporated by reference to Exhibit 4.1 to the 8-K, filed March 3, 2008

4.16	Common Stock Purchase Warrant, dated Feb. 29, 2008	Incorporated by reference to Exhibit 4.2, to the 8-K, filed March 3, 2008

10.1	Conversion Agreement and Release, dated July 31, 2006	Incorporated by reference to Exhibit 10.1 to the 8-K filed August 4, 2006.

10.2	Security Agreement, dated July 31, 2006	Incorporated by reference to Exhibit 10.2 to the 8-K filed August 4, 2006.

10.3	Form of Subsidiary Guarantee, dated July 31, 2006	Incorporated by reference to Exhibit 10.3 to the 8-K filed August 4, 2006.

10.4	Employment Agreement for Dennis C. Rushovich *	Incorporated by reference to Exhibit 10.4 to the 10-KSB filed April 2, 2007.

10.5	Employment Agreement for Christopher R. Sachs *	Incorporated by reference to Exhibit 10.5 to the 10-KSB filed April 2, 2007.

10.6	Employment Agreement for Christopher Edgar *	Incorporated by reference to Exhibit 10.6 to the 10-KSB filed April 2, 2007.

10.7	Employment Agreement for Hirsch Ribakow *	Incorporated by reference to Exhibit 10.9 to the SB-2 filed June 2, 2005.

10.8	Restricted Stock Agreement between Hartville Group, Inc. and Christopher Edgar *	Incorporated by reference to Exhibit 10.4 to the 8-K filed February 15, 2006.

10.9	2006 Stock Option Plan *	Incorporated by reference to Exhibit 10.1 to the 8-K filed February 15, 2006.

10.10	Form of Stock Option Agreement under the 2006 Stock Option Plan *	Incorporated by reference to Exhibit 10.2 to the 8-K filed February 15, 2006.

14.	Code of Ethics	Incorporated by reference to Exhibit 14 to the 10-KSB filed April 13, 2004.

21.	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the 10-KSB filed April 2, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed with this report.

31.2	Certification of Principal Financial and Account Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed with this report.

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed with this report.

*	Management contract or compensatory plan or arrangement.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to the definitive Proxy Statement to be filled pursuant to Regulation 14A of the Exchange Act for our 2008 Annual Meeting of Stockholders.

SIGNATURES
In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned. Thereunto duly
Dated: March 31, 2008

Hartville Group, Inc. Registrant
By:	/s/ Dennis C. Rushovich
Dennis C. Rushovich
President (Principal Executive Officer )

By:	/s/ Christopher R. Sachs
Christopher R. Sachs
Principal Financial and Accounting Officer

In accordance with the Exchange Act. This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature and Capacity

/s/ Dennis C. Rushovich Dennis C. Rushovich	Dated March 31, 2008
Director

/s/ Nicholas J. Leighton Nicholas J. Leighton Director /Chairman of the Board/ Chairman of Audit Committee	Dated March 31, 2008

/s/ Christopher R. Sachs Christopher R. Sachs	Dated March 31, 2008
Director

/s/ Michel A. Amsalem Michel A. Amsalem	Dated March 31, 2008
Director

/s/ Alan J. Kaufman, MD Alan J. Kaufman, MD	Dated March 31, 2008
Director

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Hartville Group, Inc.
Canton, OH
We have audited the accompanying consolidated balance sheets of Hartville Group, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Hartville Group, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
BDO SEIDMAN, LLP
Grand Rapids, Michigan
March 31, 2008

Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2007 and 2006
Audited

	December 31,	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$2,441,203	$2,387,852
Other receivables	3,184,727	523,592
Prepaid expenses	122,559	1,023,156
Property and equipment — net	615,069	862,587
Deferred policy acquisition costs — net	426,507	1,236,007
Other assets	68,298	171,027

Total Assets	$6,858,363	$6,204,221

	December 31,	December 31,
	2007	2006
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,236,424	$581,468
Reserve for claims	1,491,204	405,551
Premium deposits	1,268,048	351,321
Return premium payable	36,364	—
Payable to reinsurer	18,116	18,600
Unearned commissions	616,391	253,800
Unearned premium	1,254,434	564,239
Debt (December 31, 2006 was offset by discount of $4,028,091 on convertible securities issued on July 31, 2006)	53,672	1,048,544

Total Liabilities	5,974,653	3,223,523

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized at December 31, 2007 and December 31, 2006. $0.001 par value; 0 issued and outstanding at December 31, 2007 and December 31, 2006	—	—
Common stock, 400,000,000 and 200,000,000 shares authorized at December 31, 2007 and December 31, 2006, respectively: $.001 par value; 10,748,909 issued and 10,742,642 outstanding at December 31, 2007 and 3,659,639 issued and 3,653,372 outstanding at December 31, 2006	10,749	3,660
Additional paid in capital	50,519,209	31,491,498
Retained deficit	(49,575,748)	(28,443,960)
Less: treasury stock at cost, 6,267 shares	(70,500)	(70,500)

	883,710	2,980,698

Total Liabilities and Stockholders’ Equity	$6,858,363	$6,204,221

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended December 31, 2007 and 2006
Audited

	December 31,	December 31,
	2007	2006
Premiums	$6,779,682	$3,372,310
Losses	(3,860,955)	(2,024,804)
Ceded costs	(2,261,845)	(1,116,042)

Reinsurance income	656,882	231,464

Commission income	3,785,855	3,346,753
General and administrative expenses	(13,960,647)	(8,667,539)

Operating loss	(9,517,910)	(5,089,322)

Other income	111,445	87,260
Other expenses	(11,725,323)	(2,991,869)
Loss on extinguishment of debt	—	(3,169,032)

Loss before taxes	(21,131,788)	(11,162,963)

Provision for taxes	—	—

Net loss	$(21,131,788)	$(11,162,963)

Net loss per common share	$(3.85)	$(4.94)

Weighted average common shares outstanding	5,494,930	2,258,043
See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2007 and 2006
Audited

	December 31,	December 31,
	2007	2006
Cash flows from (for) operating activities
Net loss	$(21,131,788)	$(11,162,963)
Adjustments to derive cash flows:
Depreciation	562,088	843,059
Amortization	792	555,825
Loss on disposal of equipment	19,824	—
Loss on extinguishment of debt	—	3,169,032
Share-based compensation	1,252,696	1,120,958
Amortization of discount on debt	9,132,092	1,424,888
Amortization of prepaid interest on debt	2,520,688	1,185,106
Amortization of debt issue costs	50,136	4,005
Impairment of deferred acquisition costs	1,044,086	—
Changes in operating assets and liabilities
Other receivables	(2,661,135)	(318,314)
Prepaid expenses	(25,155)	482,182
Accounts payable and accrued expenses	654,956	25,168
Premium deposits	916,727	(1,340,422)
Return premium payable	36,364	—
Payable to reinsurer	(484)	18,600
Unearned commission	362,591	233,555
Unearned premium	690,195	564,239
Reserve for claims	1,085,653	27,978

Net Cash for Operating Activities	(5,489,674)	(3,167,104)

Cash Flows for Investing Activities
Deferred policy acquisition costs	(234,586)	(786,933)
Additions to property and equipment	(58,345)	(65,079)
Capitalized software development	(151,477)	(76,729)

Net Cash for Investing Activities	(444,408)	(928,741)

Cash Flows from (for) Financing Activities
Proceeds from convertible debentures	6,000,000	4,000,000
Payments on notes payable	(7,138)	(1,615,046)
Debt issue cost	(25,304)	(28,836)
Proceeds from issuance of common stock	19,875	2,000

Net Cash from Financing Activities	5,987,433	2,358,118

Net Increase (Decrease) in Cash and Cash Equivalents	53,351	(1,737,727)

Cash and Cash Equivalents — Beginning of period	2,387,852	4,125,579

Cash and Cash Equivalents — End of period	$2,441,203	$2,387,852

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Years Ended December 31, 2007 and 2006
Audited

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2005	998,961	$999	$22,825,718	$(17,280,997)	$(70,500)	$5,475,220
Issuance of stock to employee for services	133,333	133	361,867			362,000
Options issued to employees for services			731,725			731,725
Warrants issued to non-employees for services			29,232			29,232
Stock issued for cashless warrant exercised	182,720	183	(183)			—
Stock issued for extinguishment of debt	2,344,625	2,345	3,514,593			3,516,938
Relative fair value of warrants and beneficial conversion impact on July 31, 2006 convertible securities			4,028,546			4,028,546
Net loss				(11,162,963)		(11,162,963)

Balance December 31, 2006	3,659,639	3,660	31,491,498	(28,443,960)	(70,500)	2,980,698
Issuance of stock to employee for services	66,667	66	140,934			141,000
Options issued to employees for services			1,112,696			1,112,696
Stock issued for cashless warrant exercised	145,714	146	(146)			—
Stock issued for conversion of convertible securities	6,751,055	6,751	12,651,477			12,658,228
Stock issued for warrant exercise	125,834	126	18,749			18,875
Relative fair value of warrants and beneficial conversion impact on February 14, 2007 convertible securities			2,531,646			2,531,646
Relative fair value of warrants and beneficial conversion impact on May 8, 2007 convertible securities			1,636,955			1,636,955
Relative fair value of warrants and beneficial conversion impact on September 17, 2007 convertible securities			935,400			935,400
Net loss				(21,131,788)		(21,131,788)

Balance December 31, 2007	10,748,909	$10,749	$50,519,209	$(49,575,748)	$(70,500)	$883,710

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
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
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of Hartville Group, Inc. and each of its subsidiaries. All significant intercompany balances have been eliminated. Certain reclassifications have been made to the prior years’ financial statements to conform to the current year presentation. These reclassifications had no effect on previously reported results of operations or retained deficit.
Reverse Stock Split
On November 21, 2007, the Company effected a 1-for-15 reverse stock split of its common shares. All of the share and per-share data, as well as share-based award information included in these consolidated financial statements and notes thereto, has been retroactively adjusted to reflect the reverse stock split.
Use of Estimates
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although the estimates are considered reasonable, actual results could differ from those estimates.
The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the reserve for claims and the estimation of the grant date fair value of share-based compensation awards. Although considerable variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly an adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period in which those estimates changed.
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
Premium income is typically recognized on a monthly pro-rata basis over the respective terms of the policies in-force sold to dog and cat owners, which is generally one year. The monthly earned premium recognition begins when the policy becomes effective, which is when the first payment is received on a policy. Unearned premiums represent the portion of premiums written which are applicable to the unexpired terms of policies in-force.
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
During the fiscal years ended December 31, 2007 and 2006, the Company had deposits with a major financial institution that were in excess of FDIC insured limits.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Restricted Cash — Trust Funds
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,895,299 and $713,374 in trust funds at December 31, 2007 and December 31, 2006, respectively.
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Software includes approximately $228,000 of costs incurred in connection with the development of internal use software. These costs have been capitalized in accordance with American Institute of Certified Public Accountant’s (AICPA) Statement of Position No. 98-1, “Accounting for Costs of Computer Software Developed or Obtained for Internal Use” (SOP 98-1). SOP 98-1 requires that costs incurred in the planning and post-implementation stages, as well as costs associated with data migration be expensed as incurred, while costs associated with the acquisition or development of the actual application are capitalized. The software was placed into service during the second quarter of 2007 and the Company began amortizing these capitalized costs associated with the development of the software over a three year period.
Maintenance, repair costs and minor renewals are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $562,088 and $843,059 for the years ended December 31, 2007 and 2006, respectively.
The Company periodically reviews all long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is reflected in earnings.
Deferred Acquisition Costs
Deferred acquisitions costs are made up of two items:
1.	Acquisition costs, including commission, premium taxes and other costs, that are directly assessed to the unearned premium retroceded to our reinsurance company. These costs will be recognized over a twelve month period, as the associated annual premiums are earned.

2.	Direct response advertising costs that qualify for capitalization under AICPA Statement of Position 93-7 “Reporting on Advertising Costs” (SOP 93-7) and the compensation costs attributable to the Company’s sales department. This pronouncement states that advertising costs should be expensed as incurred, except for direct response advertising that meets the following two pronged test:
•	Primary purpose is to elicit sales to customers who could be shown to have responded specifically to the advertising; and

•	Results in probable future economic benefits. Future economic benefit is defined as future gross revenues less future costs. This requires persuasive evidence, including verifiable historical patterns, where results of previous direct marketing activities resulted in future benefits.
The costs capitalized under SOP 93-7 are amortized using the straight-line method over a three-year minimum expected life of the policy period, subject to an assessment of the recoverability of the costs from future revenues from acquired policies, net of related expenses. The three-year period is management’s estimate that such policies will remain in force.

The Company determined on December 31, 2007 that the direct response advertising and compensation costs capitalized could not be proven to have probable future economic benefits. The inability to prove future economic benefits occurred for two reasons:
•	The Company was unable to establish verifiable historic patterns because the customers recently acquired have substantially different characteristics than the Company’s previous customers.

•	The historic customer base has not generated operating profits to date.
Accordingly, net direct response advertising costs of $2,200,744 and net compensation costs of $222,189 initially capitalized during the fiscal year of 2007 under SOP 93-7 were charged to advertising and compensation expense respectively and were included in general and administrative expenses. Additionally, the net balance amount capitalized as of December 31, 2006 of $1,044,086 was charged to advertising and compensation expense accordingly and was included in general and administrative expenses during fiscal year 2007. Direct response advertising and compensation costs will be expensed as incurred in fiscal year 2008.
Reserve for Claims
Reserve for claims is based upon the accumulation of costs and expenses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims and expenses that have occurred but have not yet been reported. Such estimates are based on many variables including historical claim experience and statistical information and other factors. The Company’s management utilizes an independent actuary for its determination of reserves and believes that the estimates used for claims is reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are periodically reviewed throughout the year and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided.
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
Convertible Debentures
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and Emerging Issues Task Force (EITF) 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. The FASB has also issued FASB Staff Position (FSP) No. EITF 00-19-2, (FSP EITF 00-19-2), “Accounting for Registration Payment Arrangements” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. In accordance with the effective date provisions, the Company has adopted FSP EITF 00-19-2. On October 1, 2007, the Company’s two principal shareholders converted all of their Convertible Debentures in exchange for shares of the Company common stock, see footnote 8 — Debt for further disclosure.
New Accounting Standards
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48) which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 were effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations. The Company determined that there were no material liabilities for uncertain tax positions, therefore the disclosures required by FIN 48 were not made.
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Corporation’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company has not completed its review of the new guidance; however, the effect of the Statement’s implementation is not expected to be material to the Company’s results of operations or financial position.
NOTE 2 — MANAGEMENT’S PLANS
The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to generate positive cash flows to ensure the continuation of its business operations.
In 2007, our effective marketing efforts resulted in total pets insured jumping from 32,352 at the end of 2006 to 64,880 at the end of 2007, an increase of 101%. This dramatic increase in insured pets created a 104% ($1,933,690) increase in commissions, after adjusting commissions for fiscal year 2006 for a reduction of a liability of $1,494,588. In order to support this rapid growth, we bolstered our infrastructure, including a complete revamping of our operational systems.
In 2008, we will continue to execute on the proven marketing programs developed in the prior year, as well as developing new efficient marketing channels. By utilizing the institutional knowledge gained, our marketing should be able to generate additional pets at a lower acquisition cost, allowing for higher profits along with substantial growth. With the $2,250,000 of equity funding received in early 2008 (see footnote 18, Subsequent Events in the consolidated financial statements for further details), we should be able to ultimately achieve a positive cash flow from earnings, assuming our current operating environment and external economic factors do not deteriorate substantially.
NOTE 3 — OTHER RECEIVABLES
Other receivables for the years ended December 31, 2007 and 2006 are summarized by major classifications as follows:

	December 31,	December 31,
	2007	2006
Insurance carriers	$3,157,129	$459,271
Miscellaneous	27,598	64,321

	$3,184,727	$523,592

Insurance carriers’ receivable reflects the funds withheld arrangement by which a carrier retains cash due to Hartville Re in order to assure the funding of future claims for policies written. Interest accrues and is earned on the funds withheld based four week treasury bill rate. A portion of the Insurance carriers receivable is expected to be received in January 2009.
NOTE 4 — PREPAID EXPENSES
Prepaid expenses for the years ended December 31, 2007 and 2006 are summarized by major classifications as follows:

	December 31,	December 31,
	2007	2006
Interest on July 31, 2006 convertible debt	$—	$925,753
Miscellaneous	122,559	97,403

	$122,559	$1,023,156

The decrease in prepaid expenses is due primarily to the conversion of the Company’s convertible debt, see footnote 8 — Debt for further disclosure.
NOTE 5 — LONG-LIVED ASSETS
Property and equipment for the years ended December 31, 2007 and 2006 are summarized by major classifications as follows:

	December 31,	December 31,
	2007	2006
Furniture and fixtures	$166,554	$166,554
Equipment	511,571	465,111
Software	2,535,857	2,299,535
Leasehold improvements	195,219	195,219

	3,409,201	3,126,419
Less: accumulated depreciation	(2,794,132)	(2,263,832)

	$615,069	$862,587

NOTE 6 — NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs for the years ended December 31, 2007 and 2006 are summarized as follows:

	December 31,	December 31,
	2007	2006
Beginning balance, net	$1,236,007	$1,004,051
Acquisition costs incurred	234,586	786,933
Amortization of acquisition costs	—	(554,977)
Impairment of deferred acquisition costs	(1,044,086)	—

Ending balance, net	$426,507	$1,236,007

As specified in Note 1, the net balance amount capitalized as of December 31, 2006 of $1,044,086 was charged to advertising and compensation expense accordingly and was included in general and administrative expenses for the year ended December 31, 2007.
NOTE 7 — RESERVE FOR CLAIMS
The changes in the carrying amount for the reserve for claims for the years ended December 31, 2007 and 2006 are summarized as follows:

	December 31,	December 31,
	2007	2006
Beginning balance, net	$405,551	$377,573

Incurred losses related to:
Current year	3,652,948	2,141,205
Prior year	208,009	(116,401)

Total incurred	3,860,957	2,024,804

Paid losses related to:
Current year	(2,287,330)	(1,818,267)
Prior year	(584,236)	(261,172)

Total paid	(2,871,566)	(2,079,439)

Plus Ceded Reserve	96,262	82,613

Ending balance, net	$1,491,204	$405,551

Reserve for Claims is represented by:

	December 31,	December 31,
	2007	2006
Reported claims	$230,448	$8,644
Incurred but not reported claims	1,260,756	396,907

	$1,491,204	$405,551

NOTE 8 — DEBT
Other Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at December 31, 2007 and 2006 was $0 and $13,343, respectively. Interest expense for the note was $1,755 and $2,285 for the years ended December 31, 2007 and 2006, respectively. The equipment financed secures the note. This obligation was terminated in November 2007. See footnote 11 — Leases for new capitalized lease entered into in fiscal year 2007.
July 2006 Debenture Issuance
On July 31, 2006, the Company completed and issued $5,063,291 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 3,375,528 shares of the Company’s common stock. This convertible debt carried a 7% annual coupon. The full amount of interest of $1,063,291 was prepaid. Of the funds received, $1,248,600 and $124,703 were used to pay in full the November 2004 and September 2005, respectively, convertible debenture holders who selected to receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In addition, $202,235 was used to pay in full the March 23, 2005 note with a financial institution. The conversion price for the convertible debenture and the exercise price of the warrants were set at $1.50.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $4,028,546, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. Prior to conversion, this non-cash discount was being amortized over the life of the Debenture as an expense using the effective interest method and this non-cash discount had been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes.
The Company entered into a Registration Rights Agreement with the bondholders of the convertible debentures that were issued on July 31, 2006. The Registration Rights Agreement require the Company to file a registration statement by December 15, 2006; respond to any SEC comments within 20 trading days and has an obligation to maintain the effectiveness of this registration statement until such time that all of the underlying shares are sold by the selling stockholders or such shares can be sold without volume restriction under Rule 144(k) of the Securities Act. Failure to fulfill the requirements of the registration rights subject the Company to liquidated damages of 1.5% per month of the aggregate purchase price paid by the holders, subject to a maximum aggregate of 18%. The Company has received a waiver of registration rights indefinitely.
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
The Convertible Debenture was converted to equity for 3,375,528 shares on October 1, 2007.
February 2007 Debenture Issuance
On February 14, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 1,125,176 shares of the Company’s common stock. This convertible debt carried a 7% annual coupon. The full amount of interest of $531,645 was prepaid. The conversion price for the convertible debenture and the exercise price of the warrants were set at $2.25.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $2,531,645, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. Prior to conversion, this non-cash discount was being amortized over the life of the Debenture as an expense using the effective interest method and this non-cash discount had been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes.
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
The Convertible Debenture was converted to equity for 1,125,176 shares on October 1, 2007.
May 2007 Debenture Issuance
On May 8, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 1,125,176 shares of the Company’s common stock. This convertible debt carried a 7% annual coupon. The full amount of interest of $531,645 was prepaid. The conversion price for the convertible debenture and the exercise price of the warrants were set at $2.25.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $1,636,956, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. Prior to conversion, this non-cash discount was being amortized over the life of the Debenture as an expense using the effective interest method and this non-cash discount had been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes.

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
The Convertible Debenture was converted to equity for 1,125,176 shares on October 1, 2007.
September 2007 Debenture Issuance
On September 17, 2007, the Company completed and issued $2,531,645 of three-year Convertible Debentures, together with four-year Warrants to purchase up to 1,125,176 shares of the Company’s common stock. This convertible debt carried a 7% annual coupon. The full amount of interest of $531,645 was prepaid. The conversion price for the convertible debenture and the exercise price of the warrants were set at $2.25.
The fair value of the warrants issued resulted in a beneficial conversion impact on the debt. The beneficial conversion impact was accounted for in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios” and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly, additional paid-in capital of $935,400, with a corresponding non-cash debt discount of these Convertible Debentures was recorded. Prior to conversion, this non-cash discount was being amortized over the life of the Debenture as an expense using the effective interest method and this non-cash discount had been reflected as a reduction in the outstanding balance of the Convertible Debentures for financial reporting purposes.
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
The Convertible Debenture was converted to equity for 1,125,176 shares on October 1, 2007.
Conversion of Convertible Debt
On October 1, 2007, the Company’s two principal shareholders converted all of their $12,658,227 of Convertible Debentures in exchange for 6,751,056 shares of the Company common stock. Due to this conversion, all of the Company’s debt was eliminated. In accordance with EITF 98-5 and EITF 00-27 the Company recognized interest expense for the remaining balance of the unamortized debt discount and prepaid interest as of October 1, 2007, along with an expense for the unamortized direct issue costs. In total, the Company recognized a non-cash expense of $10,181,615 from the conversion of the debt.
NOTE 9 — OTHER EXPENSES
Other expenses for the years ended December 31, 2007 and 2006 are summarized as follows:

	For the Years Ended
	December 31,	December 31,
	2007	2006
Interest expense on March 23, 2005 note	$—	$9,088
Interest expense on capitalized leases	2,581	2,285
Non Cash Expenses:
Amortization of fees on November 2004 convertible debt	—	366,497
Amortization of direct issue costs on:
July 31, 2006 convertible debt	24,831	4,005
February 14, 2007 convertible debt	15,588	—
May 8, 2007 convertible debt	9,718	—
Amortization of debt discount on:
November 2004 convertible debt	—	1,408,210
September 30, 2005 convertible debt	—	16,223
July 31, 2006 convertible debt	4,028,091	455
February 14, 2007 convertible debt	2,531,646	—
May 8, 2007 convertible debt	1,636,956	—
September 17, 2007 convertible debt	935,400	—
Amortization of Prepaid Interest on:
November 2004 convertible debt	—	462,569
September 30, 2005 convertible debt	—	584,999
July 31, 2006 convertible debt	925,753	137,538
February 14, 2007 convertible debt	531,645	—
May 8, 2007 convertible debt	531,645	—
September 17, 2007 convertible debt	531,645	—
Loss on disposal of equipment	19,824

	$11,725,323	$2,991,869

NOTE 10 — LOSS ON EXTINGUISHMENT OF DEBT
Effective August 1, 2006, the Company entered into a Conversion Agreement and Release for the $11,038,780 and $1,103,141 of convertible debt due November 2006. The Agreement provided that each such holder could elect to either (i) convert the aggregate outstanding principal amount of convertible debentures held by such holder into shares of the Company’s Common Stock at a conversion price of $2.25 per share or (ii) receive a cash payment in an amount equal to 20% of the aggregate outstanding principal amount of the convertible debentures held by such holder. In redeeming this debt, the Company issued 2,344,625 shares of its common stock and paid $1,373,303.
The accounting for this $12,141,921 of debt prior to its extinguishment was as follows:
•	At issuance and modification
o	Because of the beneficial conversion feature of these two debentures, additional paid-in capital of $11,147,652 was recorded ($11,038,780 for the November 2004 debenture and $108,872 for the September 2005 debenture)

o	Non-cash discounts of $11,147,652 were reflected as a reduction in the outstanding balance of the Convertible Debentures, effectively making the initial carrying value of the liability for these debentures to be $994,269

o	Prepaid interest and expense of $3,668,970 were reflected as an asset on the Company’s balance sheet (prepaid interest of $1,538,970 and prepaid expense of $1,026,859 for the November 2004 debenture and prepaid interest of $1,103,141 for the September 2005 debenture)
•	Quarterly accounting
o	The non-cash discounts were being amortized over the life of the debentures as an Other expense using the effective interest method, effectively increasing the carrying value of the liability on the Company’s balance sheet each quarter (the cumulative amortization of the discounts at extinguishment was $1,471,648)

o	Prepaid asset was being amortized over the life of the debentures as an Other expense (the cumulative amortization at extinguishment was $2,924,262)
•	At extinguishment
o	The carrying value for the liability on the Company’s balance sheet for these debentures was $2,465,917 ($994,269 initial carrying amount, plus $1,471,648 cumulative amortization of non-cash discounts)

o	The balance of the prepaid asset was $744,708 ($3,668,970 initial asset less $2,924,262 cumulative amortization)

In order to extinguish these debentures, the Company transferred assets to the debt holders with a fair market value of $1,373,303 (cash) and $3,516,938 (2,344,625 shares at $1.50 per share), for a total fair market value of $4,890,241. The loss generated from the extinguishment therefore was $3,169,032, which is equal to shortfall of the $2,465,917 carrying value of the debt (less the $744,708 prepaid asset balance), over the $4,890,241 fair market value of the assets transferred.
This treatment is based on the rules outlined in SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (as amended by FAS 145), EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF Issue 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”.
NOTE 11 — LEASES
Capitalized lease obligation
As of December 31, 2007, the Company leased a printer that qualified as a capitalized lease with an original cost of $31,500 (accumulated depreciation of $0).
Future minimum lease payments required under the capitalized lease as of December 31, 2007 are as follows:

For the year ended December 31,
2008	$17,098
2009	17,098
2010	17,098
2011	17,098
2012	17,098
Thereafter	2,848

Total minimum lease payments	88,338

Less: Amount respresenting estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(5,000)

Net minimum lease payments	83,338

Less: Amount representing interest	(29,666)

Present value of net minimum lease payments	$53,672

Operating lease obligation
At December 31, 2007, we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease was accounted for as an operating lease.
Rental expense for office space and equipment was $189,515 and $188,185 for the years ending December 31, 2007 and 2006, respectively.

Future minimum lease payments required under the Company’s operating lease as of December 31, 2007 is as follows:

For the year ended December 31,
2008	138,000
2009	138,000
2010	150,000
2011	150,000
2012	150,000
Thereafter	300,000

$1,026,000

NOTE 12 — CEDED REINSURANCE
The Company had entered into an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The schedule provided below reflects the gross amount reinsured by Hartville Re and amounts subject to the retrocession agreement:

	December 31,	December 31,
	2007	2006
Gross amounts reinsured
Premiums	$7,480,084	$3,541,404
Losses	(4,246,178)	(2,117,806)
Ceded costs	(2,499,980)	(1,173,534)

Reinsurance income (gross)	733,926	250,064

Ceded amounts
Premiums	700,402	169,094
Losses	(385,223)	(93,002)
Ceded costs	(238,135)	(57,492)

Ceded reinsurance income	77,044	18,600

Net amounts reinsured
Premiums	6,779,682	3,372,310
Losses	(3,860,955)	(2,024,804)
Ceded costs	(2,261,845)	(1,116,042)

Reinsurance income (net)	$656,882	$231,464

NOTE 13 — NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Years Ending
	December 31,
	2007	2006
Net loss	$(21,131,788)	$(11,162,963)
Weighted average common shares outstanding	5,494,930	2,258,043
Dilutive effect of outstanding warrants and options	—	—
Diluted common shares	5,494,930	2,258,043
Basic net loss per share	$(3.85)	$(4.94)
Diluted net loss per share	$(3.85)	$(4.94)

No outstanding warrants or options were considered dilutive for the years ended December 31, 2007 and 2006 because the Company had a net loss.
The following is a schedule of potential dilution as of December 31, 2007.

Outstanding and exercisable at December 31, 2007	10,742,642

		Dollar	Exercise
		amount of	price/
		Convertible	Convertible	Shares	Remaining
Instrument	Description	Debt	price	Exercisable	life (years)
Warrant	August 31, 2004 Convertible debt	N/A	$2.70	33,334	1.7
Warrant	November 2004 Convertible debt	N/A	$0.15	106,117	1.9
Warrant	September 30, 2005 Convertible debt	N/A	$0.15	101,587	2.7
Warrant	Consulting Services	N/A	$75.00	16,667	1.4
Warrant	Consulting Services	N/A	$90.00	16,667	1.4
Warrant	July 31, 2006 Convertible Debt	N/A	$1.50	3,375,528	2.6
Warrant	February 14, 2007 Convertible Debt	N/A	$2.25	1,125,176	3.1
Warrant	May 8, 2007 Convertible Debt	N/A	$2.25	1,125,176	3.3
Warrant	September 17, 2007 Convertible Debt	N/A	$2.25	1,125,176	3.7
Options	Employee options	N/A	$4.95	129,865	8.1
Options	Employee options	N/A	$1.65	931,738	8.7
Options	Employee options	N/A	$2.10	116,012	9.0
Options	Employee options	N/A	$1.50	1,232,682	9.7

Potential additional shares as of December 31, 2007				9,435,725

Total potential shares as of December 31, 2007				20,178,367

The following table summarizes stock purchase warrant activity during the years ended December 31, 2007 and 2006

			Weighted
			average
		Exercise	exercise
	Number of	price	price per
	shares	range	share
Outstanding at December 31, 2005	812,255	$0.15-$90.00	$5.85
Granted	3,378,861	$1.50-$10.35	$1.50
Exercised	(182,720)	$0.15	$0.15
Canceled	(74,021)	$0.15-$45.00	$26.40

Outstanding at December 31, 2006	3,934,375	$0.15-$90.00	$1.95

Granted	3,375,528	$2.25	$2.25
Exercised	(271,548)	$0.15	$0.15
Canceled	(12,927)	$0.15	$0.15

Outstanding at December 31, 2007	7,025,428	$0.15-$90.00	$2.21

NOTE 14 — COMMITMENTS AND CONTINGENCIES
Licensing Agreements
In February 2006, the Company entered into a strategic partnership agreement with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their supporters. The agreement was amended September 2006 with the agreement running through February 2011. Pursuant to this agreement, we are committed to pay a royalty guarantee of $335,000 per year. Additionally, royalties calculated on premium collected from product sales generated under the ASPCA trademark are payable in amounts in excess of the royalty guarantee. Amounts expensed under this agreement for the year ended December 31, 2007 and 2006, were $566,925 and $279,167, respectively.
The Company has an ongoing Licensing Agreement with Paws, Inc. for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For fiscal year 2007, the agreement called for a royalty guarantee of $275,000. Additionally, royalties calculated on premium collected from product sales generated under the Petshealth Care Plan trademark are payable in amounts in excess of the royalty guarantee. Amounts expensed under this agreement were $427,828 and $408,151 for the years ended December 31, 2007 and 2006, respectively.
Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are PetsMarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. Although the parties discussed a settlement, no agreement has been reach and approved and therefore the lawsuit continues.
In addition to the foregoing, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will no have a material adverse effect on it financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, including the Thomas H. Casey, Trustee case the Company’s future results of operations or cash flow may be materially impacted in a particular period.
NOTE 15 — INCOME TAXES
The following table reconciles the U.S. federal statutory rate to the Company’s effective income tax rate for the fiscal years ended December 31, 2007 and 2006:

	2007	2006
Federal statutory tax rate	-34.0%	-34.0%
Change in net deferred income tax assets, including effect of change in valuation allowance	34.0%	34.0%
Other	—	—

Effective income tax rate	0%	0%

The primary components of the Company’s deferred income tax assets and liabilities are as follows at December 31, 2007 and 2006:

	2007	2006
Deferred Income Tax Asset:
Policy acquisition costs capitalized for tax purposes	$563,672	$389,926
Net operating loss carryforward	9,452,341	5,384,050
Compensatory shares based options	627,109	—
Other	146,143	—

Total deferred income tax assets	10,789,265	5,773,976

Valuation allowance	(10,601,422)	(4,798,882)

Net deferred income tax assets	187,843	975,094

Deferred Income Tax Liabilities:
Deferred policy acquisition costs	(145,013)	(354,989)
Debt discount for beneficial conversion feature	—	(598,709)
Depreciation	(42,830)	(21,396)

Total deferred income tax liabilities	(187,843)	(975,094)

Net deferred income taxes	$—	$—

In assessing the realizability of future tax assets, the Company considers whether it is more likely than not that some portion or all of the future tax assets will not be realized. The ultimate realization of future tax assets is dependent upon the generation of future taxable income during the years in which those temporary differences become deductible. The Company considered projected planning strategies in making this assessment. Due to the uncertainties related to the industry in which the Company operates, the tax benefit amounts of the above deferred tax assets net of deferred tax liabilities have been completely offset by a valuation allowance. The Company has net operating losses for U.S. federal income tax purposes amounting to approximately $28,000,000 which will begin to expire in 2024.
Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” and the adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.
NOTE 16 — SHARE-BASED COMPENSATION
Employee Share-Based Compensation
Pursuant to the Restricted Stock Agreement between the Company and its Chief Marketing Officer, Christopher Edgar, executed February 9, 2006, 66,667 shares of restricted stock were granted to Christopher Edgar effective January 2, 2007. The 66,667 shares vested equally on March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2007. The Company valued the 66,667 shares at $140,000 and expensed the shares as they vested equally at $35,000 on March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2007. The shares were valued at the closing price of the Company’s stock on the effective grant date (January 2, 2007), in accordance with SFAS No. 123(R), “Share-Based Payment.”
Employee Share-Based Options
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” At December 31, 2007, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $1,112,713 and $731,726 for the years ended December 31, 2007 and 2006, respectively. Stock-based compensation for option awards is being expensed as the individual options vest, which is typically over a one to three year period.

The fair value of the Company’s employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all options granted:

FAS No. 123R
Expense
Risk-free interest rate	4.69%-5.03%
Expected life of options	1-3 years
Expected dividend yield of stock	0%
Expected volatility of stock	152%-300%
Forfeiture rate	0%
The expected volatility is based on recent historical volatility of the Company’s stock. The expected term is an estimate based on expected behavior of the group of optionees considering the high volatility of the stock. The risk free rate is based on U.S. Treasury rates with a maturity equal to the expected life of the option at the time of grant.
2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. On August 30, 2007, the Board of Directors of the Company amended the Hartville Group, Inc. 2006 Stock Option Plan. The amendment to the 2006 Stock Option Plan increased the total number of shares of the Company’s Common Stock, reserved and available for issuance under the 2006 Stock Option Plan from 1,333,333 shares to 3,333,333 shares. There were no other amendments to the 2006 Stock Option Plan. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. All options expire on the tenth anniversary of the grant date. There were 923,036 options remaining in the 2006 Stock Option Plan at December 31, 2007.
A summary of the Company’s non-qualified share-based option activity and related information for the years ended December 31, 2007 is shown in the following table:

	2007
		Weighted-	Weighted
		Average	Average	Aggregate
	Optioned	Exercise	Remaining	Intrinsic
	Shares	Price	Term (in years)	Value
Options outstanding at January 1, 2007	1,177,615	$2.06
Granted	1,232,682	$1.50
Exercised	—
Forfeited	—
Expired	—

Options outstanding at December 31, 2007	2,410,297	$1.77	9.2	$—

Exercisable at December 31, 2007	1,177,615	$2.06	8.7	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at December 31, 2007.
A summary of the status of the Company’s non-vested shares as of December 31, 2007 and changes during the year ended December 31, 2007 is as follows:

		Weighted-
		Average Grant-
		Date Fair
Nonvested Options	Shares	Value
Nonvested at January 1, 2007	798,548	$1.39
Granted	1,232,682	$1.50
Vested	(798,548)	$1.39
Forfeited	—	$—

Nonvested at December 31, 2007	1,232,682	$1.50

The non-vested options outstanding at December 31, 2007 vest as shown below.

2008	Third Quarter	410,894
2009	Third Quarter	410,894
2010	Third Quarter	410,894

		1,232,682

As of December 31, 2007, there was $1,832,382 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. These unrecognized compensation costs are expected to be recognized as follows:

2008	Third Quarter	$610,794
2009	Third Quarter	$610,794
2010	Third Quarter	$610,794

	Total Unrecoginized Compensation Cost	$1,832,382

NOTE 17 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	company	Total
Year Ended December 31, 2007
Gross Revenue	$—	$3,785,855	$6,779,682	$10,565,537
Operating income (loss)	$(679,601)	$(9,381,234)	$542,925	$(9,517,910)
Operating income (loss) %	0.0%	-247.8%	8.0%	-90.1%
Total assets	$180,005	$2,779,417	$3,862,577	$6,821,999

Year Ended December 31, 2006
Gross Revenue	$—	$3,346,753	$3,372,310	$6,719,063
Operating income (loss)	$(743,703)	$(4,462,772)	$117,153	$(5,089,322)
Operating income (loss) %	0.0%	-133.3%	3.5%	-75.7%
Total assets	$1,541,001	$2,958,225	$1,704,995	$6,204,221
NOTE 18 — SUBSEQUENT EVENTS
On February 29, 2008 the Company entered into a Securities Purchase Agreement with certain existing stockholders of the Company, pursuant to which the Company agreed to sell (i) 1,500,000 shares of its common stock for a purchase price of $1.50 per share totaling $2,250,000, and (ii) 750,000 Warrants to purchase shares of common stock of the Company at an exercise price of $1.50 per share.
The Company shall use the net proceeds from the sale of the Securities hereunder for working capital purposes and shall not use such proceeds for: (a) the satisfaction of any portion of the Company’s debt (other than payment of trade payables in the ordinary course of the Company’s business and prior practices), (b) the redemption of any common stock or common stock equivalents or (c) the settlement of any outstanding litigation.
Each purchaser under the Securities Purchase Agreement has the right to participate in subsequent financings of the Company. The exercise price of the warrants are subject to adjustment upon stock splits or combinations, stock dividends and other similar events as well as upon certain dilutive issuances or rights offerings. The warrants expire in February 2013. After the transaction, the Company had approximately 12,356,000 shares of common stock outstanding (approximately 22,416,000 shares on a fully diluted basis).

Exhibit Index

Exhibit No.	Identification of Exhibits	Method of Filing
3.1	Amended and Restated Articles of Incorporation	Incorporated by reference to Exhibit 3.1 to the 10-KSB filed April 2, 2007.

3.2	Amended and Restated Bylaws of Hartville Group, Inc.	Incorporated by reference to Exhibit 3.2 to the SB-2 filed October 25, 2000.

4.1	Form of Common Stock Certificate	Incorporated by reference to Exhibit 4.1 to the SB-2 filed October 25, 2000.

4.2	Securities Purchase Agreement, dated July 31, 2006	Incorporated by reference to Exhibit 4.1 to the 8-K filed August 4, 2006.

4.3	Securities Purchase Agreement, dated February 14, 2007	Incorporated by reference to Exhibit 4.1 to the 8-K filed February 20, 2007.

4.4	Form of Secured Convertible Debenture, dated February 14, 2007	Incorporated by reference to Exhibit 4.2 to the 8-K filed February 20, 2007.

4.5	Form of Warrant Agreement, dated February 14, 2007	Incorporated by reference to Exhibit 4.3 to the 8-K filed February 20, 2007.

4.6	Registrations Rights Agreement, dated February 14, 2007	Incorporated by reference to Exhibit 4.4 to the 8-K filed February 20, 2007.

4.7	Securities Purchase Agreement, dated May 8, 2007	Incorporated by reference to Exhibit 4.1 to the 8-K filed May 14, 2007

4.8	Form of Secured Debenture, dated May 8, 2007	Incorporated by reference to Exhibit 4.2 to the 8-K filed May 14, 2007

4.9	Form of Warrant Agreement, dated May 8, 2007	Incorporated by reference to Exhibit 4.3 to the 8-K filed May 14, 2007

4.10	Registration Rights Agreement, dated May 8, 2007	Incorporated by reference to Exhibit 4.4 to the 8-K filed May 14, 2007

4.11	Securities Purchase Agreement, dated Sept. 17, 2007	Incorporated by reference to Exhibit 4.1 to the 8-K filed September 21, 2007

4.12	Form of Secured Debenture, dated Sept. 17, 2007	Incorporated by reference to Exhibit 4.2 to the 8-K filed September 21, 2007

4.13	Form of Warrant Agreement, dated Sept. 17, 2007	Incorporated by reference to Exhibit 4.3 to the 8-K filed September 21, 2007

4.14	Registration Rights Agreement, dated Sept. 17, 2007	Incorporated by reference to Exhibit 4.4 to the 8-K, filed September 21, 2007

4.15	Securities Purchase Agreement, dated Feb. 29, 2008	Incorporated by reference to Exhibit 4.1 to the 8-K, filed March 3, 2008

4.16	Common Stock Purchase Warrant, dated Feb. 29, 2008	Incorporated by reference to Exhibit 4.2, to the 8-K, filed March 3, 2008

10.1	Conversion Agreement and Release, dated July 31, 2006	Incorporated by reference to Exhibit 10.1 to the 8-K filed August 4, 2006.

Exhibit No.	Identification of Exhibits	Method of Filing
10.2	Security Agreement, dated July 31, 2006	Incorporated by reference to Exhibit 10.2 to the 8-K filed August 4, 2006.

10.3	Form of Subsidiary Guarantee, dated July 31, 2006	Incorporated by reference to Exhibit 10.3 to the 8-K filed August 4, 2006.

10.4	Employment Agreement for Dennis C. Rushovich *	Incorporated by reference to Exhibit 10.4 to the 10-KSB filed April 2, 2007.

10.5	Employment Agreement for Christopher R. Sachs *	Incorporated by reference to Exhibit 10.5 to the 10-KSB filed April 2, 2007.

10.6	Employment Agreement for Christopher Edgar *	Incorporated by reference to Exhibit 10.6 to the 10-KSB filed April 2, 2007.

10.7	Employment Agreement for Hirsch Ribakow *	Incorporated by reference to Exhibit 10.9 to the SB-2 filed June 2, 2005.

10.8	Restricted Stock Agreement between Hartville Group, Inc. and Christopher Edgar *	Incorporated by reference to Exhibit 10.4 to the 8-K filed February 15, 2006.

10.9	2006 Stock Option Plan *	Incorporated by reference to Exhibit 10.1 to the 8-K filed February 15, 2006.

10.10	Form of Stock Option Agreement under the 2006 Stock Option Plan *	Incorporated by reference to Exhibit 10.2 to the 8-K filed February 15, 2006.

14.	Code of Ethics	Incorporated by reference to Exhibit 14 to the 10-KSB filed April 13, 2004.

21.	List of Subsidiaries	Incorporated by reference to Exhibit 21 to the 10-KSB filed April 2, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	Filed with this report.

31.2	Certification of Principal Financial and Account Officer pursuant to Section 302 of the Sarbanes-Oxley Act.	Filed with this report.

32.1	Certification of the Chief Executive Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act.	Filed with this report.

*	Management contract or compensatory plan or arrangement.