Form 10-Q
period 2008-03-31
HARTVILLE GROUP INC
filed 2008-05-15
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
COMMISSION FILE NUMBER: 000-51993
HARTVILLE GROUP, INC.
(Name of Small Business Issuer in its Charter)

NEVADA	94-3360099
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3840 GREENTREE AVENUE SW
CANTON OHIO	44706
(Address of principal executive offices)	(Zip Code)
Issuer’s Telephone Number: (330) 484-8080
Securities registered under Section 12(b) of the Exchange Act:

(Title of each class)	(Name of each exchange on which registered)
NONE	N/A
Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑      NO ☐
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐      NO ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Number of shares of the issuer’s common stock, par value $.001, outstanding as of May 9, 2008: 12,355,893 shares.

HARTVILLE GROUP, INC.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
March 31, 2008 (Unaudited) and December 31, 2007

	March 31,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$3,654,081	$2,441,203
Other receivables	4,066,007	3,184,727
Prepaid expenses	213,728	122,559
Property and equipment — net	579,565	615,069
Deferred policy acquisition costs — net	514,167	426,507
Other assets	68,027	68,298

Total Assets	$9,095,575	$6,858,363

	March 31,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,350,711	$1,254,540
Reserve for claims	1,917,322	1,491,204
Premium deposits	1,593,836	1,268,048
Return premium payable	3,174	36,364
Unearned commissions	733,140	616,391
Unearned premium	1,492,333	1,254,434
Capitalized lease	52,068	53,672

Total Liabilities	7,142,584	5,974,653

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized at March 31, 2008 and December 31, 2007. $0.001 par value; 0 issued and outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock, 400,000,000 shares authorized at March 31, 2008 and December 31, 2007: $.001 par value; 12,362,160 issued and 12,355,893 outstanding at March 31, 2008 and 10,748,909 issued and 10,742,642	12,362	10,749
Additional paid in capital	53,134,800	50,519,209
Retained deficit	(51,123,671)	(49,575,748)
Less: treasury stock at cost, 6,267 shares	(70,500)	(70,500)

	1,952,991	883,710

Total Liabilities and Stockholders’ Equity	$9,095,575	$6,858,363

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007
Unaudited

	March 31,	March 31,
	2008	2007
Premiums	$2,733,387	$1,113,460
Losses	(1,505,031)	(638,904)
Ceded costs	(940,944)	(378,586)

Reinsurance income	287,412	95,970

Commission income	1,409,244	745,858
General and administrative expenses	(2,999,646)	(2,512,918)

Operating loss	(1,302,990)	(1,671,090)

Other income	23,185	13,244
Other expenses	(268,118)	(108,090)

Loss before taxes	(1,547,923)	(1,765,936)

Provision for taxes	—	—

Net loss	$(1,547,923)	$(1,765,936)

Net loss per common share	$(0.14)	$(0.47)

Weighted average common shares outstanding	11,346,030	3,719,252
See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007
Unaudited

	March 31,	March 31,
	2008	2007
Cash flows from (for) operating activities
Net loss	$(1,547,923)	$(1,765,936)
Adjustments to derive cash flows:
Depreciation	52,860	209,046
Amortization	176	238,666
Share-based compensation	367,204	398,680
Amortization of discount on debt	—	850
Amortization of debt issue costs	—	3,594
Changes in operating assets and liabilities
Other receivables	(881,280)	(544,489)
Prepaid expenses	(91,169)	(133,365)
Accounts payable and accrued expenses	114,287	116,501
Premium deposits	325,788	246,707
Return premium payable	(33,190)	—
Payable to reinsurer	(18,116)	26,730
Unearned commission	116,749	131,543
Unearned premium	237,899	293,009
Reserve for claims	426,118	133,366

Net Cash for Operating Activities	(930,597)	(645,098)

Cash Flows for Investing Activities
Deferred policy acquisition costs	(87,660)	(1,088,882)
Additions to property and equipment	(17,261)	(10,509)
Capitalized software development	—	(80,820)

Net Cash for Investing Activities	(104,921)	(1,180,211)

Cash Flows from (for) Financing Activities
Proceeds from convertible debenture	—	2,000,000
Proceeds from notes payable	500,000	—
Payments on notes payable	(501,604)	(1,727)
Debt issue cost	—	(15,588)
Proceeds from issuance of equity securities	2,250,000	—

Net Cash from Financing Activities	2,248,396	1,982,685

Net Increase in Cash and Cash Equivalents	1,212,878	157,376

Cash and Cash Equivalents — Beginning of period	2,441,203	2,387,852

Cash and Cash Equivalents — End of period	$3,654,081	$2,545,228

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2008 (Unaudited) and Year Ended December 31, 2007

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2006	3,659,639	$3,660	$31,491,498	$(28,443,960)	$(70,500)	$2,980,698
Issuance of stock to employee for services	66,667	66	140,934			141,000
Options issued to employees for services			1,112,696			1,112,696
Stock issued for cashless warrant exercised	145,714	146	(146)			—

Stock issued for conversion of convertible securities	6,751,055	6,751	12,651,477			12,658,228
Stock issued for warrant exercise	125,834	126	18,749			18,875
Relative fair value of warrants and beneficial conversion impact on February 14, 2007 convertible securities			2,531,646			2,531,646
Relative fair value of warrants and beneficial conversion impact on May 8, 2007 convertible securities			1,636,955			1,636,955
Relative fair value of warrants and beneficial conversion impact on September 17, 2007 convertible securities			935,400			935,400
Net loss				(21,131,788)		(21,131,788)

Balance December 31, 2007	10,748,909	10,749	50,519,209	(49,575,748)	(70,500)	883,710

Options issued to employees for services			367,204			367,204
Stock issued for cashless warrant exercised	113,251	113	(113)			—
Stock issued on February 29, 2008	1,500,000	1,500	2,248,500			2,250,000
Net loss				(1,547,923)		(2,543,173)

Balance March 31, 2008	12,362,160	$12,362	$53,134,800	$(51,123,671)	$(70,500)	$1,952,991

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
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
The results of operations for the three months ended March 31, 2008 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2008. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2007.
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
The most significant estimates that are susceptible to significant change in the near-term relate to the determination of the reserve for claims and the estimation of the grant date fair value of share-based compensation awards. Although considerable variability is inherent in these estimates, the Company believes that the current estimates are reasonable in all material respects. The estimates are reviewed regularly and adjusted as necessary. Adjustments related to changes in estimates are reflected in the Company’s results of operations in the period in which those estimates changed.
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
Financial Instruments and Concentration of Credit Risks
The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, other receivables and accounts payable approximates their fair value.
During the three months ended March 31, 2008 and 2007, the Company had deposits with a major financial institution that were in excess of FDIC insured limits.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Restricted Cash — Trust Funds
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,651,716 and $1,819,741 in trust funds at March 31, 2008 and December 31, 2007, respectively.
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance, repair costs and minor renewals are charged to operations, while expenditures that increase asset lives are capitalized. Depreciation expense was $52,860 and $209,046 for the three months ended March 31, 2008 and 2007, respectively.
The Company periodically reviews all long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is reflected in operations.
Deferred Acquisition Costs

Deferred acquisitions costs consist of the following:
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
Any costs eligible to be capitalized under SOP 93-7 are amortized using the straight-line method over a three-year minimum expected life of the policy period, subject to an assessment of the recoverability of the costs from future revenues from acquired policies, net of related expenses. The three-year period is management’s estimate that such policies will remain in force.
Currently, the Company has determined that direct response advertising and compensation costs can not be proven to have probable future economic benefits and is expensing these costs as incurred. The inability to prove future economic benefits includes the following:
•	The Company is unable to establish verifiable historic patterns because the customers recently acquired have substantially different characteristics than the Company’s previous customers.

•	The historic customer base has not generated operating profits to date.
Reserve for Claims
Reserve for claims is based upon the accumulation of costs and expenses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims and expenses that have occurred but have not yet been reported. Such estimates are based on many variables including historical claim experience and statistical information and other factors. The Company’s management utilizes an independent actuary for its determination of reserves on an annual basis and believes that the estimates used for claims are reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are periodically reviewed throughout the year and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided.
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
Share-Based Awards
The Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standard (SFAS) No. 123(R), “Share-Based Payments” effective January 1, 2006. The adoption and its impact on amounts reported in the accompanying consolidated financial statements are more fully described in footnote 13, Share-Based Compensation.
Convertible Debentures
The Company accounts for conversion options embedded in convertible notes in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) and Emerging Issues Task Force (EITF) 00-19 “Accounting

for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (EITF 00-19). SFAS 133 generally requires companies to bifurcate conversion options embedded in convertible notes from their host instruments and to account for them as free standing derivative financial instruments in accordance with EITF 00-19. The FASB has also issued FASB Staff Position (FSP) No. EITF 00-19-2, (FSP EITF 00-19-2), “Accounting for Registration Payment Arrangements” which specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. In accordance with the effective date provisions, the Company has adopted FSP EITF 00-19-2. On October 1, 2007, the Company’s two principal shareholders converted all of their Convertible Debentures in exchange for shares of the Company common stock.
New Accounting Standards
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations or financial position based on the nonfinancial assets and liabilities reported on March 31, 2008. Additionally, the adoption of SFAS No. 157, as it pertains to financial assets, on January 1, 2008 also did not have a material effect on the Company’s consolidated results of operations or financial position, including disclosures.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. For items for which the fair value option has been elected, unrealized gains and losses are to be reported in earnings at each subsequent reporting date. The fair value option is irrevocable unless a new election date occurs, may be applied instrument by instrument, with a few exceptions, and applies only to entire instruments and not to portions of instruments. SFAS No. 159 provides an opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting. SFAS No. 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS No. 159 did not have a material effect on the Company’s consolidated results of operations or financial position.
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133. SFAS No. 161 does not change the accounting for derivative instruments and hedging activities, but rather requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated results of operations, financial position or liquidity, nor does it anticipate that any additional disclosures will be required as the Company does not currently own any derivative financial instruments or participate in any hedging activities.
NOTE 2 — MANAGEMENT’S PLANS
The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to generate positive cash flows to ensure the continuation of its business operations.

Through March 31, 2008, our effective marketing efforts resulted in total pets insured increasing to 73,364 from 64,880 at December 31, 2007, an increase of 13%. Compared to March 31, 2007 total pets insured at March 31, 2008 jumped 33,205 (83%). This dramatic increase in insured pets created a $663,386 (89%) increase in commissions. In order to support this rapid growth, we bolstered our infrastructure, including a complete revamping of our operational systems.
We will continue to execute on the proven marketing programs developed in the prior year, as well as developing new efficient marketing channels. By utilizing the institutional knowledge gained, our marketing should be able to generate additional pets at a lower acquisition cost, allowing for higher profits along with substantial growth.
On February 29, 2008, we received $2,250,000 of equity funding. With this funding, we should be able to ultimately achieve a positive cash flow from earnings, assuming our current operating environment and external economic factors do not deteriorate substantially.
NOTE 3 — OTHER RECEIVABLES
Other receivables as of March 31, 2008 and December 31, 2007 are summarized by major classifications as follows:

	March 31,	December 31,
	2008	2007
Insurance carriers	$4,017,187	$3,157,129
Miscellaneous	48,820	27,598

	$4,066,007	$3,184,727

Insurance carriers’ receivable reflects the funds withheld arrangement by which a carrier retains cash due to Hartville Re in order to assure the funding of future claims for policies written. Interest accrues and is earned on the funds withheld based on the four week treasury bill rate. A portion of the Insurance carriers receivable is expected to be received in January 2009.
NOTE 4 — LONG-LIVED ASSETS
Property and equipment as of March 31, 2008 and December 31, 2007 are summarized by major classifications as follows:

	March 31,	December 31,
	2008	2007
Furniture and fixtures	$166,554	$166,554
Equipment	528,832	511,571
Software	783,630	2,535,857
Leasehold improvements	195,219	195,219

	1,674,235	3,409,201
Less: accumulated depreciation	(1,094,670)	(2,794,132)

	$579,565	$615,069

NOTE 5 — NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31,	December 31,
	2008	2007
Beginning balance, net	$426,507	$1,236,007
Acquisition costs incurred	87,660	234,586
Impairment of deferred acquisition costs	—	(1,044,086)

Ending balance, net	$514,167	$426,507

NOTE 6 — RESERVE FOR CLAIMS
The quarterly changes in the carrying amount for the reserve for claims as of March 31, 2008 and December 31, 2007 are summarized as follows:

	March 31,	December 31,
	2008	2007
Beginning balance, net	$1,491,204	$1,196,587

Incurred losses related to:
Current year	814,446	1,130,967
Prior year	690,585	208,009

Total incurred	1,505,031	1,338,976

Paid losses related to:
Current year	(300,853)	(783,132)
Prior year	(772,507)	(258,893)

Total paid	(1,073,360)	(1,042,025)

Ceded Reserve Movement	(5,553)	(2,334)

Ending balance, net	$1,917,322	$1,491,204

Reserve for Claims is represented by:

	March 31,	December 31,
	2008	2007
Reported claims	$223,170	$230,448
Incurred but not reported claims	1,694,152	1,260,756

	$1,917,322	$1,491,204

NOTE 7 — DEBT
Other Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at March 31, 2008 and December 31, 2007 was $0. Interest expense for the note was $0 and $557 for the three months ended March 31, 2008 and 2007, respectively. The equipment financed secures the note. This obligation was terminated in November 2007.
Note Payable
On January 2, 2008 the Company entered into a bridge funding agreement with its two significant investors for $500,000. The note accrued interest at 7% per annum and was due at the earlier of written demand or July 2, 2008. On February 29, 2008 the note was paid off with a portion of the equity sale of $2,250,000, see Note 15, Stockholders’ Equity for further disclosure. Interest expense for the note was $5,689 for the three months ended March 31, 2008.
NOTE 8 — OTHER EXPENSES
Other expenses for the three months ended March 31, 2008 and 2007 are summarized as follows:

	2008	2007
Interest expense on January 2, 2008 bridge loan	$5,689	$—
Interest expense on capitalized leases	2,429	557
Provision for cash portion for settlement of PS Management lawsuit	60,000
Non Cash Expenses:
Amortization of direct issue costs on:
February 14, 2007 convertible debt	—	2,403
May 8, 2007 convertible debt	—	1,191
Amortization of debt discount on:
July 31, 2006 convertible debt	—	674
February 14, 2007 convertible debt	—	176
Amortization of Prepaid Interest on:
July 31, 2006 convertible debt	—	83,104
February 14, 2007 convertible debt	—	19,985
Value of stock to be issued to settle PS Management lawsuit	200,000

	$268,118	$108,090

NOTE 9 — LEASES
Capitalized lease obligation
As of March 31, 2008 the Company leased a printer that qualified as a capitalized lease with an original cost of $31,500 (accumulated depreciation of $1,575).

Future minimum lease payments required under the capitalized lease as of March 31, 2008 are as follows:

For the year ended December 31,
2008	$12,823
2009	17,098
2010	17,098
2011	17,098
2012	17,098
Thereafter	2,848

Total minimum lease payments	84,063

Less: Amount respresenting estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(4,758)

Net minimum lease payments	79,305

Less: Amount representing interest	(27,237)

Present value of net minimum lease payments	$52,068

Operating lease obligation
At March 31, 2008 we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease was accounted for as an operating lease.
Rental expense for office space and equipment was $41,401 and $47,444 for the three months ending March 31, 2008 and 2007, respectively.
NOTE 10 — CEDED REINSURANCE
The Company had entered into an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The schedule provided below reflects the gross amount reinsured by Hartville Re and amounts subject to the retrocession agreement:

	March 31,	March 31,
	2008	2007
Gross amounts reinsured
Premiums	$2,733,490	$1,356,456
Losses	(1,505,087)	(772,553)
Ceded costs	(940,980)	(461,203)

Reinsurance income (gross)	287,423	122,700

Ceded amounts
Premiums	103	242,996
Losses	(56)	(133,649)
Ceded costs	(36)	(82,617)

Ceded reinsurance income	11	26,730

Net amounts reinsured
Premiums	2,733,387	1,113,460
Losses	(1,505,031)	(638,904)
Ceded costs	(940,944)	(378,586)

Reinsurance income (net)	$287,412	$95,970

NOTE 11 — NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Three Months Ending
	March 31,
	2008	2007
Net loss	$(1,547,923)	$(1,765,936)
Weighted average common shares outstanding	11,346,030	3,719,252

Dilutive effect of outstanding warrants and options	—	—
Diluted common shares	11,346,030	3,719,252

Basic net loss per share	$(0.14)	$(0.47)
Diluted net loss per share	$(0.14)	$(0.47)
No outstanding warrants or options were considered dilutive for the three months ended March 31, 2008 and 2007 because the Company had a net loss.
The following is a schedule of potential dilution as of March 31, 2008.

Outstanding and exercisable at March 31, 2008	12,355,893

		Dollar	Exercise
		amount of	price/
		Convertible	Convertible	Shares	Remaining
Instrument	Description	Debt	price	Exercisable	life (years)
Warrant	August 31, 2004 Convertible debt	N/A	$2.70	33,334	1.4
Warrant	November 2004 Convertible debt	N/A	$0.15	46,898	1.7
Warrant	September 30, 2005 Convertible debt	N/A	$0.15	34,972	2.5
Warrant	Consulting Services	N/A	$75.00	16,667	1.2
Warrant	Consulting Services	N/A	$90.00	16,667	1.2
Warrant	July 31, 2006 Convertible Debt	N/A	$1.50	3,375,528	2.3
Warrant	February 14, 2007 Convertible Debt	N/A	$2.25	1,125,176	2.9
Warrant	May 8, 2007 Convertible Debt	N/A	$2.25	1,125,176	3.1
Warrant	September 17, 2007 Convertible Debt	N/A	$2.25	1,125,176	3.5
Warrant	February 29, 2008 Equity Sale	N/A	$1.50	750,000	3.9
Options	Employee options	N/A	$4.95	129,865	7.9
Options	Employee options	N/A	$1.65	931,738	8.5
Options	Employee options	N/A	$2.10	116,012	8.7
Options	Employee options	N/A	$1.50	1,232,682	9.5
Options	Employee options	N/A	$1.33	678,111	9.9

Potential additional shares as of March 31, 2008				10,738,002

Total potential shares as of March 31, 2008				23,093,895

The following table summarizes stock purchase warrant activity during the year ended December 31, 2007 and three months ended March 31, 2008

			Weighted
			average
			exercise
	Number of	Exercise	price per
	shares	price range	share

Outstanding at December 31, 2006	3,934,375	$0.15-$90.00	$1.95
Granted	3,375,528	$2.25	$2.25
Exercised	(271,548)	$0.15	$0.15
Canceled	(12,927)	$0.15	$0.15

Outstanding at December 31, 2007	7,025,428	$0.15-$90.00	$2.21

Granted	750,000	$1.50	$1.50
Exercised	(113,251)	$0.15	$0.15
Canceled	(12,583)	$0.15	$0.15

Outstanding at March 31, 2008	7,649,594	$0.15-$90.00	$2.18

NOTE 12 — COMMITMENTS AND CONTINGENCIES
Licensing Agreements
In February 2006, the Company entered into a strategic partnership agreement with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their supporters. The agreement was amended September 2006 with the agreement running through February 2011. Pursuant to this agreement, we are committed to pay a royalty guarantee of $335,000 per year. Additionally, royalties calculated on premium collected from product sales generated under the ASPCA trademark are payable in amounts in excess of the royalty guarantee. Amounts expensed under this agreement for the three months ended March 31, 2008 and 2007, were $254,518 and $83,750, respectively.
The Company has an ongoing Licensing Agreement with Paws, Inc. for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For fiscal year 2008, the agreement called for a royalty guarantee of $290,000. Additionally, royalties calculated on premium collected from product sales generated under the Petshealth Care Plan trademark are payable in amounts in excess of the royalty guarantee. Amounts expensed under this agreement were $99,611 and $117,463 for the three months ended March 31, 2008 and 2007, respectively.
Legal Proceedings
The Company is currently a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit are Petsmarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleges that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The parties have entered into a settlement agreement that is subject to Bankruptcy Court approval. The settlement agreement provides that the Company will pay the plaintiffs $60,000 in cash and also issue to the plaintiffs 133,334 shares of its common stock, with a relative fair value of $200,000.
In addition to the foregoing, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will no have a material adverse effect on it financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, the Company’s future results of operations or cash flow may be materially impacted in a particular period.
NOTE 13 — SHARE-BASED COMPENSATION
Employee Share-Based Compensation
Pursuant to the Restricted Stock Agreement between the Company and its Chief Marketing Officer, Christopher Edgar, executed February 9, 2006, 66,667 shares of restricted stock were granted to Christopher Edgar effective January 2, 2007. The 66,667 shares vested equally on March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2007. The Company valued the 66,667 shares at $140,000 and expensed the shares as they vested equally at $35,000 on March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2007. The shares were valued at the closing price of the Company’s stock on the effective grant date (January 2, 2007), in accordance with SFAS No. 123(R), “Share-Based Payment.” No such restricted stock was issued during the period ended March 31, 2008.
Employee Share-Based Options
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” At December 31, 2007, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $367,204 and $363,680 for the three months ended March 31, 2008 and 2007, respectively. Stock-based compensation for option awards is being expensed over the individuals’ requisite service period, which is typically over a one to three year period.
The fair value of the Company’s employee share-based options was estimated at the date of grant using a Black-Scholes-Merton option-pricing model with the following assumptions for all options granted:

FAS No. 123R
Expense
Risk-free interest rate	1.93%-5.03%
Expected life of options	1-3 years
Expected dividend yield of stock	0%
Expected volatility of stock	103%-300%
Forfeiture rate	0%
The expected volatility is based on recent historical volatility of the Company’s stock. The expected term is an estimate based on expected behavior of the group of optionees considering the high volatility of the stock. The risk free rate is based on U.S. Treasury rates with a maturity equal to the expected life of the option at the time of grant.
2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. On August 30, 2007, the Board of Directors of the Company amended the Hartville Group, Inc. 2006 Stock Option Plan. The amendment to the 2006 Stock Option Plan increased the total number of shares of the Company’s Common Stock, reserved and available for issuance under the 2006 Stock Option Plan from 1,333,333 shares to 3,333,333 shares. There were no other amendments to the 2006 Stock Option Plan. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. All options expire on the tenth anniversary of the grant date. There were 244,925 options remaining in the 2006 Stock Option Plan at March 31, 2008.
A summary of the Company’s non-qualified share-based option activity and related information for the three months ended March 31, 2008 is shown in the following table:

	2008
		Weighted-	Weighted
		Average	Average	Aggregate
	Optioned	Exercise	Remaining	Intrinsic
	Shares	Price	Term (in years)	Value
Options outstanding at December 31, 2007	2,410,297	$1.77
Granted	678,111	$1.33
Exercised	—
Forfeited	—
Expired	—

Options outstanding at March 31, 2008	3,088,408	$1.68	9.2	$949,355

Exercisable at March 31, 2008	1,214,411	$2.04	8.5	$51,514

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at March 31, 2008.
A summary of the status of the Company’s non-vested shares as of March 31, 2008 and changes during the three months ended March 31, 2008 is as follows:

		Weighted-
		Average Grant-
		Date Fair
Nonvested Options	Shares	Value
Nonvested at December 31, 2007	1,232,682	$1.50
Granted	678,111	$1.20
Vested	(36,796)	$1.20
Forfeited	—	$—

Nonvested at March 31, 2008	1,873,997	$1.39
As of March 31, 2008, there was $2,701,972 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.
NOTE 14 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	company	Total
Three Months Ended March 31, 2008
Gross Revenue	$—	$1,409,244	$2,733,387	$4,142,631
Operating income (loss)	$(215,709)	$(1,348,830)	$261,549	$(1,302,990)
Operating income (loss) %	0.0%	-95.7%	9.6%	-31.5%
Total assets	$1,223,793	$3,009,018	$4,862,764	$9,095,575

Three Months Ended March 31, 2007
Gross Revenue	$—	$745,858	$1,113,460	$1,859,318
Operating income (loss)	$(174,727)	$(1,549,778)	$53,415	$(1,671,090)
Operating income (loss) %	0.0%	-207.8%	4.8%	-89.9%
Total assets	$1,934,319	$4,161,113	$2,221,158	$8,316,590
NOTE 15 — STOCKHOLDERS’ EQUITY
On February 29, 2008 the Company entered into a Securities Purchase Agreement with certain existing stockholders of the Company, pursuant to which the Company agreed to sell 1,500,000 shares of its common stock for a purchase price of $1.50 per share totaling $2,250,000, and 750,000 warrants to purchase shares of common stock of the Company at an exercise price of $1.50 per share. Each purchaser under the Securities Purchase Agreement has the right to participate in subsequent financings of the Company. Of the $2,250,000 of proceeds, $505,689 was used to pay off the January 2008 bridge loan and its accrued interest.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Hartville Group should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report.
The discussion contains forward-looking statements that involve risks and uncertainties. Hartville Group’s actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to competition and overall market conditions.
Results of Operations
Three months ended March 31, 2008 compared to three months ended March 31, 2007
Total earned premiums for the three months ended March 31, 2008 of $5,466,980 were $2,754,070 (102%) higher than total premium of $2,712,910 for 2007. Total premium increased primarily due to the increase in number of pets insured. The number of pets insured at March 31, 2008, was 73,364, with an increase of 8,484 (13%) pets for the first quarter of 2008. By way of comparison, the number of pets insured at March 31, 2007, was 40,159 with an increase of 7,807(24%) pets from 2006.
Premiums retained by Hartville Re for the three months ended March 31, 2008 of $2,733,387 were $1,619,927 (145%) higher than premiums retained of $1,113,460 for the first quarter of 2007. While the total earned premium increased 102%, retained premium increased 145% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The retrocession has minimal effect on the 2008 financial results. Adjusting first quarter 2007 retained premium for the retrocession of $242,996, premium retained would have been $1,356,456 for a $1,377,034 (102%) increase.
Losses for the three months ending March 31, 2008 of $1,505,031 were $866,127 (136%) higher than losses of $638,904 for the comparative period of 2007. The higher losses are a result of the increase in pets insured. Adjusting first quarter 2007 losses for the retroceded losses of $133,649, losses would have been $772,553 for a $732,478 (95%) increase.
Ceded costs for the three months ending March 31, 2008 of $940,944 was $562,358 (149%) higher than ceded costs of $378,586 for the comparative period of 2007. Adjusting first quarter 2007 ceded costs for the retrocession of $82,617, ceded costs would have been $461,203 for a $479,741 (104%) increase. The higher ceded costs were a result of the higher premium.
The overall income statement effect of the retrocession agreement was a $26,730 reduction in reinsurance income for the three months ended March 31, 2007.
Commission income earned by Petsmarketing of $1,409,244 for the three months ending March 31, 2008 was $663,386 (89%) higher than commission income earned of $745,858 for the comparative period of 2007. The increase is attributable to the increase in total premiums, which was offset by a slight decrease in policy fees.
General and administrative expenses of $2,999,646 for the three months ending March 31, 2008 were $486,728 (19%) higher than general and administrative expenses of $2,512,918 for the comparative period of 2007.
General and administrative expenses increased due primarily to the following factors, including:
•	Marketing expenses as reported increased by approximately $291,000, however, as discussed in footnote 1 (under “Deferred Acquisition Costs”) of our consolidated financial statements, the marketing expenses for the activity in first quarter 2008 were expensed, whereas for the first quarter 2007 the amounts were capitalized. If the first quarter 2007 marketing expenses had been expensed, just as they were in 2008, then the marketing expense would have been about $1,171,000 compared to about $822,000 for the first quarter 2008, reflecting a decrease of approximately $349,000 in marketing expenses. Even though marketing expenses decreased the number of net pets insured for the first quarter 2008 of 8,484 was higher than the 7,807 for 2007 as the result of our marketing campaigns producing a lower cost of policy acquisition.

•	Compensation increased by approximately $298,000 as the result of change in the infrastructure which increased sales and overall number of pets.

•	Depreciation has decreased approximately $156,000 as the result of a fully depreciated software system which has been retired.

Other income increased $9,941 (75%) to $23,185 for the three months ending March 31, 2008 from $13,244 for the comparative period of 2007. Other income consists primarily of interest income on cash accounts.
Other expenses increased $160,028 to $268,118 for the three months ending March 31, 2008 from $108,090 for the comparative period of 2007. The increase in other expenses was due to the provision of $260,000 for the settlement of the PS Management lawsuit (details of this transactions are included in footnote 12 of the consolidated financial statements.)
Three months ended March 31, 2007 compared to three months ended March 31, 2006
Total earned premiums produced for the three months ended March 31, 2007 of $2,712,910 were $881,422 (48%) higher than total premium of $1,831,488 for 2006. Total premium increased primarily due to the increase in number of pets insured. The number of pets insured at March 31, 2007, was 40,159, with an increase of 7,807 (24%) pets for the first quarter of 2007. By way of comparison, the number of pets insured at March 31, 2006, was 25,293 with an increase of 937 (4%) pets from 2006.
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
Losses retained for the three months ending March 31, 2007 of $638,904 were $119,486 (23%) higher than losses of $519,418 for the comparative period of 2006. The higher losses are a result of the increase in pets insured. Adjusting losses for the retroceded losses of $133,649, losses would have been $772,553 for a $253,135 (49%) increase.
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
We have suffered recurring losses from operations and have a net capital deficiency. The primary uncertainty that has an impact on long-term liquidity is the availability of financing for the Company as it continues to develop its customer base. We were successful in obtaining additional working capital from existing investors of $2,250,000 through an equity sale on February 29, 2008.
Sources and Uses of Cash — Operations
Net cash used for operating activities unfavorably increased $285,499 (44%) to $(930,597) for the three months ended March 31, 2008 from $(645,095) for the comparable period of 2007.
Sources and Uses of Cash — Investing
Net cash used for investing activities favorably increased $1,075,290 to $(104,921) for the three months ended March 31, 2008 from $(1,180,211) for the comparable period of 2007.
Combining the net cash changes in operations and investing activities resulted in a favorable increase of $789,791 which was caused by a number of factors, including:
•	Commissions increased by approximately $663,000. The increase is attributable to the increase in total premiums, which was offset by a slight decrease in policy fees.

•	As noted in “Results of Operations,” marketing expenses decreased by approximately $349,000.

•	Compensation increased by approximately $329,000 (46%) as the result of the increase in sales and overall number of pets. We bolstered our infrastructure, including a complete revamping or our operations systems.
Sources and Uses of Cash — Financing
Net cash from financing activities favorably increased $265,711 to $2,248,396 for the three months ended March 31, 2008 from $1,982,685 for the comparable period of 2007. The favorable increase resulted from the proceeds received of $2,250,000 from the equity sale on February 29, 2007 compared to $2,000,000 on February 14, 2007 from the issuance of a convertible debenture.
Notes Payable
On January 2, 2008 the Company entered into a bridge funding agreement with its two significant investors for $500,000. The note accrued interest at 7% per annum and was due at the earlier of written demand or July 2, 2008. On February 29, 2008 the note was paid off with a portion of the equity sale of $2,250,000. Interest expense for the note was $5,689 for the three months ended March 31, 2008.
Equity Sale
On February 29, 2008 the Company entered into a Securities Purchase Agreement with certain existing stockholders of the Company, pursuant to which the Company agreed to sell 1,500,000 shares of its common stock for a purchase price of $1.50 per share totaling $2,250,000, and 750,000 warrants to purchase shares of common stock of the Company at an exercise price of $1.50 per share. Each purchaser under the Securities Purchase Agreement has the right to participate in subsequent financings of the Company. Of the $2,250,000 of proceeds, $505,689 was used to pay off the January 2008 bridge loan and its accrued interest.

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
The Company also has a letter of credit for $75,000 for surplus lines bonds in relation to a previous underwriter.
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,651,716 and $1,819,741 in trust funds at March 31, 2008 and December 31, 2007, respectively.
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

		Favorable Claims Loss	Unfavorable Claims
	As Reported	Ratio	Loss Ratio
Premiums	$2,733,387	$2,733,387	$2,733,387
Losses	(1,505,031)	(1,066,197)	(1,943,866)
Ceded costs	(940,944)	(1,379,780)	(940,944)

Reinsurance results	287,412	287,410	(151,423)

Commission income	1,409,244	1,682,593	1,409,244
General and administrative	(2,999,646)	(2,999,646)	(2,999,646)

Operating (loss) income	(1,302,990)	(1,029,643)	(1,741,825)

Other income	23,185	23,185	23,185
Other expense	(268,118)	(268,118)	(268,118)

(Loss) income before taxes	(1,547,923)	(1,274,576)	(1,986,758)

Provision for taxes	—	—	—

NET (LOSS) INCOME	$(1,547,923)	$(1,274,576)	$(1,986,758)

Net (loss) income per common share	$(0.14)	$(0.11)	$(0.18)

Weighted average common shares outstanding	11,346,030	11,346,030	11,346,030
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
Details regarding the adoption of SFAS No. 123(R) and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in footnote 13 of the consolidated financial statements included elsewhere in this report. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the three months ended March 31, 2008 and 2007, was approximately $367,000 and $399,000, respectively. As of March 31, 2008, the Company had approximately $2,702,000 of unrecognized compensation expense which will be recognized over the individuals’ requisite service period, which is in accordance with SFAS 123(R).

New Accounting Standards
See footnote 1, Summary of Significant Accounting Policies of the consolidated financial statements included elsewhere in this report for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.
Off-Balance Sheet Arrangements
None
Tabular Disclosure of Contractual Obligations
Hartville Group, Inc. qualifies as a smaller reporting company, as defined by Regulation SK §229.10(f)(1) and thus the Company is not required to report on this item.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Hartville Group, Inc. qualifies as a smaller reporting company, as defined by Regulation SK §229.10(f)(1) and thus the Company is not required to report on this item.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of March 31, 2008, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Hartville Group, Inc’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.
Changes in Internal Controls
During the first quarter of 2008, there were no changes in our internal control of financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company was a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit were Petsmarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. A settlement was agreed to in April of 2008, which is subject to Bankruptcy Court approval. The settlement agreement provides that the Company will pay the plaintiffs $60,000 in cash and also issue to the plaintiffs 133,334 shares of its common stock, with a relative fair value of $200,000.
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
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in “Risk Factors” in our annual report on Form 10-KSB for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. There have been no material changes from the risk factors previously disclosed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On February 29, 2008, the Company issued the Common Stock and the Warrants. The Common Stock and Warrants were issued solely to “accredited investors” and “qualified institutional buyers,” each as defined in the Securities Act of 1933, as amended. The Company relied on Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder. The information previously has been included in a Current Report on form 8-K filed on March 3, 2008.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted for a vote of stockholders during the first quarter ended March 31, 2008.
Item 5. Other Information
None.
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

May 15, 2008	/s/ Dennis Rushovich

Dennis Rushovich
Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)

May 15, 2008	/s/ Christopher R. Sachs

Christopher R. Sachs
Chief Financial Officer
(PRINCIPAL ACCOUNTING OFFICER)