Form 10KSB/A
period 2007-12-31
HARTVILLE GROUP INC
filed 2008-06-05
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
COMMISSION FILE NUMBER: 000-51993
Hartville Group, Inc.

(Exact Name of Registrant as Specified in Its Charter)

NEVADA	94-3360099
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3840 GREENTREE AVENUE SW, CANTON, OHIO 44706
(Address of principal executive offices, including zip code)
(330) 484-8080
(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Exchange Act:

(Title of each class)	(Name of each exchange on which registered)
NONE	N/A
Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK, PAR VALUE $.001
(Title of each Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
 Yes ☐      No ☑
Indicate by check mark whether the registrant: (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days.
 Yes ☑      No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐
Non-accelerated filer	☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes ☐      No ☑
State registrant’s revenues for its most recent fiscal year: $10,565,537.
State the aggregate market value of the voting stock held by non-affiliates of the issuer (based upon 1,322,686 shares held by non-affiliates and the closing price of $1.50 per share for Common Stock in the over-the-counter market as of June 2, 2008): $1,984,029. Shares of voting stock held by each officer and director and by each person known to the registrant who owns 5% or more of the outstanding voting stock have been excluded, in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
Number of shares of the registrant’s common stock, par value $.001, outstanding as of June 2, 2008: 12,355,893 shares.

PART III
Item 10. Executive Compensation
SIGNATURES

EXPLANATORY NOTE
     This Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the “Annual Report”) of Hartville Group, Inc. is being filed solely for the purpose of amending and restating Part III, Item 10 on Executive Compensation that was incorporated by reference from the Registrant’s definitive proxy statement pursuant to Regulation 14A of the Exchange Act and filed with the Securities and Exchange Commission on April 29, 2008 (the “Proxy Statement”). We inadvertently overstated the base salaries of the Named Executive Officers under the ‘Salary’ column on the Summary Compensation Table in the Proxy Statement. However, the correct base salaries were stated in the Narrative Disclosure to Summary Compensation Table. This Amendment (1) corrects the overstatements in the ‘Salary’ column, (2) includes amounts for Mr. Sachs car allowance in the “All Other Compensation” column (included for clarity, even though such amounts are not required to be reported), and (3) adjusts the amounts in the “Total” column to the correct amounts. Other than these changes, this Amendment does not amend, restate, update or change any other disclosures contained in the Annual Report or the Proxy Statement. This Amendment has no effect on our financial statements and accompanying notes.
DOCUMENTS INCORPORATED BY REFERENCE
(1)	Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission on March 31, 2008.

(2)	Definitive Proxy Statement on Schedule 14A for the 2008 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on April 29, 2008.

PART III
Item 10. Executive Compensation
EXECUTIVE COMPENSATION
     The following table provides information about the compensation paid to, earned or received during the last two fiscal years ended December 31, 2007 and 2006, by the Company’s Chief Executive Officer and President, and the Company’s two most highly compensated executive officers (collectively, the “Named Executive Officers”).
Summary Compensation Table

							Nonqualified
						Non-equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
and Principal Position	Year	($)	($)	($)(2)(3)	($)(2)(3)	($)	($)	($)		($)

Dennis C. Rushovich	2007	200,000	—	—	220,749	—	—	7,077	(4)	427,826
Chief Executive Officer	2006	200,000	—	—	138,700	—	—	—		338,700

Christopher R. Sachs	2007	150,000	—	—	209,483	—	—	11,683	(5)	371,166
Chief Financial Officer and Secretary	2006	150,000	—	—	110,815	—	—	6,000	(6)	266,815

Christopher C. Edgar (1)	2007	—	—	140,000	637,469	—	—	—		777,469
Chief Marketing Officer	2006	—	—	360,000	321,700	—	—	—		681,700

(1)	Pursuant to Mr. Edgar’s employment agreement, he elected to receive non cash compensation in the form of restricted stock in lieu of cash compensation. Additional details are provided in the Narrative Disclosure following this table.

(2)	The amounts reflect the dollar amount recognized for financial reporting purposes for 2007, in accordance with FAS 123(R), for awards made pursuant to our stock-based incentive plans and may include amounts from awards granted in prior years. Assumptions used in the calculation of the amounts are included in the footnotes to our consolidated financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

(3)	See Comment (2) from Security Ownership of Certain Beneficial Owners table.

(4)	Represents Company contributions to its defined contribution plan for Mr. Rushovich.

(5)	Represents $4,113 of Company contributions to its defined contribution plan for Mr. Sachs; and $7,570 attributable to a car allowance for Mr. Sachs.

(6)	Represents $6,000 attributable to a car allowance for Mr. Sachs.
Narrative Disclosure to Summary Compensation Table
Employment Agreements.
Dennis C. Rushovich
Chief Executive Officer and a member of the Company’s Board of Directors
     The Company entered into an Employment Agreement with Dennis C. Rushovich on May 1, 2005, which was amended and restated on March 29, 2007, (the “Rushovich Agreement”). The Rushovich Agreement has an initial one-year term ending April 30, 2006, and is renewable for successive one (1) year periods. On September 5, 2007, the Company and Mr. Rushovich agreed to enter into a three (3) year extension and further amendments to the Rushovich Agreement.

     Under the terms of the Rushovich Agreement, Mr. Rushovich is to receive a base salary of $200,000 per year and is eligible for cash bonuses as determined by the Board of Directors. In addition, options will be granted to Mr. Rushovich, which, together with options already issued to Mr. Rushovich, will result in his potential ownership of the common stock of the Company to be up to 2.5% of the potential number of shares of common stock to be issued by the Company on a fully diluted basis. The exercise price of the options will be set upon grant by the Board of Directors. The options will vest equally over a three (3) year period. The options will provide for anti-dilution such that if the Company issues additional common stock or convertible securities during the term of the Rushovich Agreement, the number of options will be increased such that Mr. Rushovich’s potential ownership would remain at 2.5% on a fully diluted basis.
     The Company shall provide Mr. Rushovich with living quarters in or proximate to Canton, Ohio, the use of an automobile, weekly round trip air travel on a regularly scheduled passenger airline carrier between Canton, Ohio and Stamford, Connecticut, and reimbursement for reasonable business expenses in connection with the performance of the duties, functions and responsibilities set forth in the Rushovich Agreement. Additionally, the Company shall indemnify, defend and hold harmless Mr. Rushovich for any general liability which may incur in the normal course of his services as a director and/or officer of the Company, and the Company shall maintain certain directors and officers liability insurance as set forth in the Rushovich Agreement.
     In the event Mr. Rushovich’s employment is terminated without cause (as defined in the Rushovich Agreement), Mr. Rushovich will receive: (i) six (6) months of salary continuation, payable over six (6) months in accordance with the Company’s normal payroll practices; (ii) continued health, dental and life insurance coverage for six (6) months (or until Mr. Rushovich becomes covered by other employer plans, if earlier); and (iii) the acceleration of any unvested employer contributions under any pension plan. In the event of a change in control, all unvested options granted to Mr. Rushovich will vest immediately and may be exercised within twelve (12) months of the termination of Mr. Rushovich’s employment.
     The Rushovich Agreement also provides that Mr. Rushovich shall not solicit employees, customers, suppliers, distributors, policy owners or agents or representatives of the Company during the term of his employment and for a period of one (1) year after the termination of such employment.
Christopher R. Sachs
Chief Financial Officer and Secretary, and a member of our Board of Directors
     The Company entered into an Employment Agreement with Christopher R. Sachs on September 19, 2005, which was amended and restated on March 29, 2007, (the “Sachs Agreement”). The Sachs Agreement has an initial one-year term ending September 18, 2006, and is renewable for successive one (1) year periods. On September 5, 2007, the Company and Mr. Sachs agreed to enter into a three (3) year extension and further amendments to the Sachs Agreement.
     Under the terms of the Sachs Agreement, Mr. Sachs is to receive a base salary of $150,000 per year and is eligible for cash bonuses as determined by the Board of Directors. In addition, options will be granted to Mr. Sachs, which, together with options already issued to Mr. Sachs, will result in his potential ownership of the common stock of the Company to be up to 2% of the potential number of shares of common stock to be issued by the Company on a fully diluted basis. The exercise price of the options will be set upon grant by the Board of Directors. The options will vest equally over a three (3) year period. The options will provide for anti-dilution such that if the Company issues additional common stock or convertible securities during the term of the Sachs Agreement, the number of options will be increased such that Mr. Sachs’s potential ownership would remain at 2% on a fully diluted basis.
     The Company shall provide Mr. Sachs with a car allowance of $500 per month or $6,000 annually through October 1, 2007. Effective October 1, 2007 and pro-rated for the remainder of 2007, Mr. Sachs’ car allowance is based on the IRS published rate multiplied by the actual mileage, estimated annually at $13,000. Mr. Sachs is to be reimbursed for reasonable business expenses in connection with the performance of his duties, functions and responsibilities as set forth in the Sachs Agreement. Additionally, the Company shall indemnify, defend and hold harmless Mr. Sachs for any general liability which may incur in the normal course of his services as a director and/or officer of the Company, and the Company shall maintain certain directors and officers liability insurance as set forth in the Sachs Agreement.
     In the event Mr. Sachs’s employment is terminated without cause (as defined in the Sachs Agreement), Mr. Sachs will receive: (i) six (6) months of salary continuation, payable over six (6) months in accordance with our normal payroll practices; (ii) continued health, dental and life insurance coverage for six (6) months (or until Mr. Sachs becomes covered by other employer plans, if earlier); and (iii) the acceleration of any unvested employer contributions under any pension plan. In the event of a change in control, all unvested options granted to Mr. Sachs will vest immediately and may be exercised within twelve (12) months of the termination of Mr. Sachs’ employment.
     The Sachs Agreement also provides that Mr. Sachs shall not solicit employees, customers, suppliers, distributors, policy owners or agents or representatives of the Company during the term of his employment and for a period of one (1) year after the termination of such employment.
Christopher Edgar
Chief Marketing Officer
     The Company entered into an Employment Agreement with Christopher Edgar on January 20, 2006, which was amended and restated on March 29, 2007, (the “Edgar Agreement”). The Edgar Agreement has an initial two-year term ending January 19, 2008, and is renewable for successive one (1) year periods. On September 5, 2007, the Company and Mr. Edgar agreed to enter into a three (3) year extension and further amendments to the Edgar Agreement.
     Under the terms of the Edgar Agreement, Mr. Edgar is to be granted 66,667 shares (adjusted retroactively to reflect the November 21, 2007 reverse stock split) of the Company’s restricted stock, pursuant to the Restricted Stock Agreement, which provides that such restricted shares shall vest in equal amounts on each of March 31, June 30, September 30, and December 31, 2007. Commencing January 1, 2008, Mr. Edgar is to receive a base salary of $180,000 per year. In addition, options will be granted to Mr. Edgar, which, together with options already issued to Mr. Edgar, will result in his potential ownership of the common stock of the Company through options to be up to 7.5% of the potential number of shares of common stock to be issued by the Company on a fully diluted basis. The exercise price of the options will be set upon grant by the Board of Directors. The options will vest equally over a three (3) year period. The options will provide for anti-dilution such that if the Company issues additional common stock or convertible securities during the term of the Edgar Agreement, the number of options will be increased such that Mr. Edgar’s potential ownership would remain at 7.5% on a fully diluted basis.
     Mr. Edgar is to be reimbursed for reasonable business expenses in connection with the performance of his duties, functions, and responsibilities as set forth in the Edgar Agreement. Additionally, the Company shall indemnify, defend and hold harmless Mr. Edgar for any general liability which may incur in the normal course of his services as a director and/or officer of the Company, and the Company shall maintain certain directors and officers liability insurance as set forth in the Edgar Agreement.
     In the event Mr. Edgar’s employment is terminated without cause, as defined in the Edgar Agreement, Mr. Edgar will receive all remuneration and benefits accrued to the date of termination, except for unvested, restricted stock and options granted to Mr. Edgar, and insurance, which would by its terms lapse. In the event of a change in control, all unvested restricted stock and options shall be immediately vested and all applicable restrictions shall lapse.
     The Edgar Agreement also provides that Mr. Edgar will not solicit employees, customers, suppliers, distributors, policy owners or agents or representatives of the Company during the term of his employment and for a period of one (1) year after the termination of such employment.

Outstanding Equity Awards at Fiscal Year-End
     The following table sets forth the outstanding equity awards for the Named Executive Officers for the fiscal year ended December 31, 2007.

	Option Awards (1)						Stock Awards (1)
									Equity	Equity
								Market	Incentive	Incentives
								Value	Plan	Plan
								of	Awards:	Awards:
				Equity			Number	Shares	Number	Market or
				Incentive			of	or	of	Payout
				Plan			Shares	Units	Unearned	Value of
		Number of		Awards:			or Units	of	Shares,	Unearned
	Number of	Securities		Number of			of Stock	Stock	Units or	Shares,
	Securities	Underlying		Securities			That	That	Other	Units or
	Underlying	Unexercised		Underlying			Have	Have	Rights	Other Rights
	Unexercised	Options (#)		Unexercised	Option	Option	Not	not	That	That Have
	Options (#)	Un-		Unearned	Exercise	Expiration	Vested	Vested	Have Not	Not Vested
Name	Exercisable	exercisable		Options (#)	Price ($)	Date	(#)	($)	Vested (#)	($)

Dennis C. Rushovich	—	304,725	(2)	—	1.50	09/28/2017	—	—	—	—
Chief Executive Officer	166,668	—		—	1.65	09/11/2016
	33,333	—		—	4.95	2/15/2016

Christopher R. Sachs	—	213,780	(2)	—	1.50	09/28/2017	—	—	—	—
Chief Financial Officer	166,668	—		—	1.65	09/11/2016
and Secretary
	23,333	—		—	4.95	2/15/2016

Christopher C. Edgar	—	714,177	(2)	—	1.50	9/28/2017	—	—	—	—
Chief Marketing Officer	566,666	—		—	1.65	09/11/2016
	33,332	—		—	4.95	2/15/2016

(1)	See Comment (2) from Security Ownership of Certain Beneficial Owners table .

(2)	The options vest in three equal amounts on 09/05/2008, 09/05/2009, and 09/05/2010.
Narrative Disclosure to Outstanding Equity Awards at Fiscal Year-End Table
Termination and Change in Control Agreements
     See Employment Agreements under the Narrative Disclosure to Summary Compensation Table on page 10 of the proxy statement.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: June 4, 2008

HARTVILLE GROUP, INC.
By:	/s/ Dennis C. Rushovich
Dennis C. Rushovich
Chief Executive Officer

By:	/s/ Christopher R. Sachs
Christopher R. Sachs
Secretary

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature and Capacity

/s/ Dennis C. Rushovich Dennis C. Rushovich	Dated June 4, 2008
Director

/s/ Nicholas J. Leighton Nicholas J. Leighton	Dated June 4, 2008
Director/Chairman of the Board of Directors

/s/ Christopher R. Sachs Christopher R. Sachs	Dated June 4, 2008
Director