Form 10-Q
period 2008-06-30
HARTVILLE GROUP INC
filed 2008-08-14
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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
(Do not check if a smaller reporting company)
Number of shares of the issuer’s common stock, par value $.001, outstanding as of August 11, 2008 12,355,893 shares.

HARTVILLE GROUP, INC.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
June 30, 2008 (Unaudited) and December 31, 2007

	June 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$2,939,381	$2,441,203
Other receivables	5,003,293	3,184,727
Prepaid expenses	127,136	122,559
Property and equipment — net	541,430	615,069
Deferred policy acquisition costs — net	528,535	426,507
Other assets	67,757	68,298

Total Assets	$9,207,532	$6,858,363

	June 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,174,211	$1,254,540
Reserve for claims	2,435,504	1,491,204
Premium deposits	1,701,349	1,268,048
Return premium payable	4,482	36,364
Unearned commissions	774,434	616,391
Unearned premium	1,554,515	1,254,434
Capitalized Lease	50,391	53,672

Total Liabilities	7,694,886	5,974,653

Stockholders’ Equity

Preferred stock, 5,000,000 shares authorized at June 30, 2008 and December 31, 2007. $0.001 par value; 0 issued and outstanding at June 30, 2008 and December 31, 2007	—	—

Common stock, 400,000,000 shares authorized at June 30, 2008 and December 31, 2007. $.001 par value; 12,362,160 issued and 12,355,893 outstanding at June 30, 2008 and 10,748,909 issued and 10,742,642 outstanding at December 31, 2007	12,362	10,749
Additional paid in capital	53,384,675	50,519,209
Retained deficit	(51,813,891)	(49,575,748)
Less: treasury stock at cost, 6,267 shares	(70,500)	(70,500)

	1,512,646	883,710

Total Liabilities and Stockholders’ Equity	$9,207,532	$6,858,363

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2008 and 2007
Unaudited

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Premiums	$3,023,987	$1,577,057	$5,757,374	$2,690,517
Losses	(1,664,503)	(883,345)	(3,169,534)	(1,522,249)
Ceded costs	(1,041,105)	(536,215)	(1,982,049)	(914,801)

Reinsurance income	318,379	157,497	605,791	253,467

Commission income	1,579,701	919,248	2,988,945	1,665,106
General and administrative expenses	(2,651,289)	(2,749,441)	(5,650,935)	(5,262,359)

Operating loss	(753,209)	(1,672,696)	(2,056,199)	(3,343,786)

Other income	65,352	17,749	88,537	30,993
Other expenses	(2,363)	(877,074)	(270,481)	(985,164)

Loss before taxes	(690,220)	(2,532,021)	(2,238,143)	(4,297,957)

Provision for taxes	—	—	—	—

Net loss	$(690,220)	$(2,532,021)	$(2,238,143)	$(4,297,957)

Net loss per common share	$(0.06)	$(0.68)	$(0.19)	$(1.15)

Weighted average common shares outstanding	12,355,893	3,750,738	11,850,962	3,735,082
See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007
Unaudited

	June 30,	June 30,
	2008	2007
Cash flows from (for) operating activities
Net loss	$(2,238,143)	$(4,297,957)
Adjustments to derive cash flows:
Depreciation	105,270	430,933
Amortization	352	575,498
Share-based compensation	617,079	797,360
Amortization of discount on debt	—	722,800
Amortization of debt issue cost	—	7,907
Changes in operating assets and liabilities Other receivables	(1,818,566)	(1,209,497)
Prepaid expenses	(4,577)	157,075
Accounts payable and accrued expenses	(62,213)	469,782
Premium deposits	433,301	117,559
Payable to reinsurer	(18,116)	43,621
Return premium payable	(31,882)	—
Unearned commission	158,043	148,535
Unearned premium	300,081	329,836
Reserve for claims	944,300	616,316

Net Cash for Operating Activities	(1,615,071)	(1,090,232)

Cash Flows for Investing Activities
Deferred policy acquisition costs	(102,028)	(2,531,474)
Additions to property and equipment	(31,442)	(35,956)
Capitalized software development	—	(151,477)

Net Cash for Investing Activities	(133,470)	(2,718,907)

Cash Flows from (for) Financing Activities
Proceeds from convertible debentures	—	4,000,000
Proceeds from notes payable	500,000	—
Payments on notes payable	(500,000)	—
Payments on capitalized lease	(3,281)	(3,512)
Debt issue cost	—	(25,304)
Proceeds from issuance of equity securities	2,250,000	—

Net Cash from Financing Activities	2,246,719	3,971,184

Net Increase in Cash and Cash Equivalents	498,178	162,045

Cash and Cash Equivalents — Beginning of period	2,441,203	2,387,852

Cash and Cash Equivalents — End of period	$2,939,381	$2,549,897

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2008 (Unaudited) and Year Ended December 31, 2007

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Deficit	Stock	Equity
Balance December 31, 2006	3,659,639	$3,660	$31,491,498	$(28,443,960)	$(70,500)	$2,980,698
Issuance of stock to employee for services	66,667	66	140,934			141,000
Options issued to employees for services			1,112,696			1,112,696
Stock issued for cashless warrant exercised	145,714	146	(146)			—
Stock issued for conversion of convertible securities	6,751,055	6,751	12,651,477			12,658,228
Stock issued for warrant exercise	125,834	126	18,749			18,875
Relative fair value of warrants and beneficial conversion impact on February 14, 2007 convertible securities			2,531,646			2,531,646
Relative fair value of warrants and beneficial conversion impact on May 8, 2007 convertible securities			1,636,955			1,636,955
Relative fair value of warrants and beneficial conversion impact on September 17, 2007 convertible securities			935,400			935,400
Net loss				(21,131,788)		(21,131,788)

Balance December 31, 2007	10,748,909	10,749	50,519,209	(49,575,748)	(70,500)	883,710

Options issued to employees for services			617,079			617,079
Stock issued for cashless warrant exercised	113,251	113	(113)			—
Stock issued on February 29, 2008	1,500,000	1,500	2,248,500			2,250,000
Net loss				(2,238,143)		(2,238,143)

Balance June 30, 2008	12,362,160	$12,362	$53,384,675	$(51,813,891)	$(70,500)	$1,512,646

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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
The results of operations for the six months ended June 30, 2008 may not be indicative of the results that may be expected for the fiscal year ending December 31, 2008. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB as amended, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2007.
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
During the six months ended June 30, 2008 and 2007, the Company had deposits with a major financial institution that were in excess of FDIC insured limits.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Restricted Cash — Trust Funds
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,670,908 and $1,819,741 in trust funds at June 30, 2008 and December 31, 2007, respectively.
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance, repair costs and minor renewals are charged to operations, while expenditures that increase asset lives are capitalized. Depreciation expense was $52,410 and $221,886 for the three months ended June 30, 2008 and 2007, respectively. Depreciation expense was $105,270 and $430,933 for the six months ended June 30, 2008 and 2007, respectively
The Company periodically reviews all long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Upon sale or retirement, the cost and related accumulated depreciation of assets disposed of are removed from the accounts and any resulting gain or loss is reflected in operations.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations or financial position based on the nonfinancial assets and liabilities reported on June 30, 2008. Additionally, the adoption of SFAS No. 157, as it pertains to financial assets, on January 1, 2008 also did not have a material effect on the Company’s consolidated results of operations or financial position, including disclosures.
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
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133. SFAS No. 161 does not change the accounting for derivative instruments and hedging activities, but rather requires enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued after November 15, 2008. The Company does not expect the adoption of SFAS No. 161 to have a material effect on its consolidated results of operations, financial position or liquidity, nor does it anticipate that any additional disclosures will be required as the Company does not currently own any derivative financial instruments or participate in any hedging activities.
In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS

162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s (SEC) approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect SFAS 162 to have a material effect on its consolidated results of operations or its financial position upon adoption.
In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). FSP APB 14-1 requires recognition of both the liability and equity components of convertible debt instruments with cash settlement features. The debt component is required to be recognized at the fair value of a similar instrument that does not have an associated equity component. The equity component is recognized as the difference between the proceeds from the issuance of the note and the fair value of the liability. FSP APB 14-1 also requires an accretion of the resulting debt discount over the expected life of the debt. Retrospective application to all periods presented is required and a cumulative-effect adjustment is recognized as of the beginning of the first period presented. This standard is effective for us in the first quarter of fiscal year 2009. We are currently evaluating the impact of FSP APB 14-1.
NOTE 2 — MANAGEMENT’S PLANS
The Company’s long term viability depends on its ability to obtain adequate sources of debt or equity funding to generate positive cash flows to ensure the continuation of its business operations.
Through June 30, 2008, our effective marketing efforts resulted in total pets insured increasing to 79,079 from 64,880 at December 31, 2007, an increase of 22%. Compared to June 30, 2007 total pets insured at June 30, 2008 jumped 27,711 (54%). This dramatic increase in insured pets created a $660,453 (72%) and $1,323,839 (80%) increase in commissions for the three and six months ended June 30, 2008, respectively. In order to support this rapid growth, we bolstered our infrastructure, including a complete revamping of our operational systems.
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
NOTE 3 — OTHER RECEIVABLES
Other receivables as of June 30, 2008 and December 31, 2007 are summarized by major classifications as follows:

	June 30,	December 31,
	2008	2007
Insurance carriers	$4,954,473	$3,157,129
Miscellaneous	48,820	27,598

	$5,003,293	$3,184,727

Insurance carriers’ receivable reflects the funds withheld arrangement by which a carrier retains cash due to Hartville Re in order to assure the funding of future claims for policies written. Interest accrues and is earned on the funds withheld based on the 90 day Treasury bill plus 50 basis points.
NOTE 4 — LONG-LIVED ASSETS
Property and equipment as of June 30, 2008 and December 31, 2007 are summarized by major classifications as follows:

	June 30,	December 31,
	2008	2007
Furniture and fixtures	$166,554	$166,554
Equipment	543,013	511,571
Software	783,631	2,535,857
Leasehold improvements	195,219	195,219

	1,688,417	3,409,201
Less: accumulated depreciation	(1,146,987)	(2,794,132)

	$541,430	$615,069

NOTE 5 — NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30,	December 31,
	2008	2007
Beginning balance, net	$426,507	$1,236,007
Acquisition costs incurred	102,028	234,586
Impairment of deferred acquisition costs	—	(1,044,086)

Ending balance, net	$528,535	$426,507

NOTE 6 — RESERVE FOR CLAIMS
The quarterly changes in the carrying amount for the reserve for claims as of June 30, 2008 and December 31, 2007 are summarized as follows:

	June 30,	December 31,
	2008	2007
Beginning balance, net	$1,491,204	$1,196,587

Incurred losses related to:
Current year	2,092,981	1,130,967
Prior year	1,076,553	208,009

Total incurred	3,169,534	1,338,976

Paid losses related to:
Current year	(944,578)	(783,132)
Prior year	(1,275,103)	(258,893)

Total paid	(2,219,681)	(1,042,025)

Ceded Reserve Movement	(5,553)	(2,334)

Ending balance, net	$2,435,504	$1,491,204

Reserve for Claims is represented by:

	June 30,	December 31,
	2008	2007
Reported claims	$208,384	$230,448
Incurred but not reported claims	2,227,120	1,260,756

	$2,435,504	$1,491,204

NOTE 7 — DEBT
Other Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at June 30, 2008 and December 31, 2007 was $0. Interest expense for the note was $0 and $501 for the three months ended June 30, 2008 and 2007, respectively. Interest expense for the note was $0 and $1,058 for the six months ended June 30, 2008 and 2007, respectively. The equipment financed secures the note. This obligation was terminated in November 2007.
Note Payable
On January 2, 2008 the Company entered into a bridge funding agreement with its two significant investors for $500,000. The note accrued interest at 7% per annum and was due at the earlier of written demand or July 2, 2008. On February 29, 2008 the note was paid off with a portion of the equity sale of $2,250,000. Interest expense for the note was $0 and $5,689 for the three and six months ended June 30, 2008, respectively.
NOTE 8- OTHER EXPENSES
Other expenses for the three and six months ended June 30, 2008 and 2007 are summarized as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Interest expense on January 2, 2008 bridge loan	$—	$—	$5,689	$—
Interest expense on capitalized leases	2,363	501	4,792	1,058
Provision for cash portion for settlement of PS Management lawsuit	—	—	60,000	—
Non Cash Expenses:
Amortization of direct issue costs on:
July 31, 2006 convertible debt	—	2,403	—	4,806
February 14, 2007 convertible debt	—	1,190	—	2,381
May 8, 2007 convertible debt	—	720	—	720
Amortization of debt discount on:
July 31, 2006 convertible debt	—	668,493	—	669,167
February 14, 2007 convertible debt	—	233	—	409
May 8, 2007 convertible debt	—	53,223	—	53,223
Amortization of Prepaid Interest on:
July 31, 2006 convertible debt	—	85,724	—	168,828
February 14, 2007 convertible debt	—	41,028	—	61,013
May 8, 2007 convertible debt	—	23,559	—	23,559
Value of stock to be issued to settle PS Management lawsuit	—	—	200,000	—

	$2,363	$877,074	$270,481	$985,164

NOTE 9 — LEASES
Capitalized Lease Obligation
As of June 30, 2008 the Company leased a printer that qualified as a capitalized lease with an original cost of $31,500 (accumulated depreciation of $3,150).
Future minimum lease payments required under the capitalized lease as of June 30, 2008 are as follows:

For the year ended December 31,
2008	$8,549
2009	17,098
2010	17,098
2011	17,098
2012	17,098
Thereafter	2,848

Total minimum lease payments	79,789

Less: Amount respresenting estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(4,516)

Net minimum lease payments	75,273

Less: Amount representing interest	(24,882)

Present value of net minimum lease payments	$50,391

Operating Lease Obligation
At June 30, 2008 we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease is accounted for as an operating lease.
Rental expense for office space and equipment was $40,059 and $44,487 for the three months ended June 30, 2008 and 2007, respectively. Rental expense for the office space and equipment was $81,460 and $91,931 for the six months ending June 30, 2008 and 2007 respectively.
NOTE 10 — CEDED REINSURANCE
The Company had entered into an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The schedule provided below reflects the gross amount reinsured by Hartville Re and amounts subject to the retrocession agreement:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Gross amounts reinsured
Premiums	$3,023,987	$1,757,890	$5,757,477	$3,114,346
Losses	(1,664,503)	(982,803)	(3,169,590)	(1,755,356)
Ceded costs	(1,041,105)	(597,698)	(1,982,085)	(1,058,901)

Reinsurance income (gross)	318,379	177,389	605,802	300,089

Ceded amounts
Premiums	—	180,833	103	423,829
Losses	—	(99,458)	(56)	(233,107)
Ceded costs	—	(61,483)	(36)	(144,100)

Ceded reinsurance income	—	19,892	11	46,622

Net amounts reinsured
Premiums	3,023,987	1,577,057	5,757,374	2,690,517
Losses	(1,664,503)	(883,345)	(3,169,534)	(1,522,249)
Ceded costs	(1,041,105)	(536,215)	(1,982,049)	(914,801)

Reinsurance income (net)	$318,379	$157,497	$605,791	$253,467

NOTE 11 — NET LOSS PER SHARE
The computations of basic and diluted net loss per share were as follows:

	Three Months Ending		Six Months Ending
	June 30,		June 30,
	2008	2007	2008	2007
Net loss	$(690,220)	$(2,532,021)	$(2,238,143)	$(4,297,957)
Weighted average common shares outstanding	12,355,893	3,750,738	11,850,962	3,735,082

Dilutive effect of outstanding warrants and options	—	—	—	—
Diluted common shares	12,355,893	3,750,738	11,850,962	3,735,082

Basic net loss per share	$(0.06)	$(0.68)	$(0.19)	$(1.15)
Diluted net loss per share	$(0.06)	$(0.68)	$(0.19)	$(1.15)

No outstanding warrants or options were considered dilutive for the three and six months ended June 30, 2008 and 2007 because the Company had a net loss.
The following is a schedule of potential dilution as of June 30, 2008.

Outstanding and exercisable at June 30, 2008	12,355,893

		Dollar	Exercise
		amount of	price/
		Convertible	Convertible	Shares	Remaining
Instrument	Description	Debt	price	Exercisable	life (years)

Warrant	August 31, 2004 Convertible debt	N/A	$2.70	33,334	1.2
Warrant	November 2004 Convertible debt	N/A	$0.15	46,898	1.4
Warrant	September 30, 2005 Convertible debt	N/A	$0.15	34,972	2.3
Warrant	Consulting Services	N/A	$75.00	16,667	0.9
Warrant	Consulting Services	N/A	$90.00	16,667	0.9
Warrant	July 31, 2006 Convertible Debt	N/A	$1.50	3,375,528	2.1
Warrant	February 14, 2007 Convertible Debt	N/A	$2.25	1,125,176	2.6
Warrant	May 8, 2007 Convertible Debt	N/A	$2.25	1,125,176	2.9
Warrant	September 17, 2007 Convertible Debt	N/A	$2.25	1,125,176	3.2
Warrant	February 29, 2008 Equity Sale	N/A	$1.50	750,000	3.7
Options	Employee/Director options	N/A	$4.95	129,865	7.6
Options	Employee/Director options	N/A	$1.65	931,738	8.2
Options	Employee options	N/A	$2.10	116,012	8.5
Options	Employee options	N/A	$1.50	1,232,682	9.3
Options	Employee/Director options	N/A	$1.33	678,111	9.7
Options	Director options	N/A	$1.06	94,340	10.0

	Potential additional shares as of June 30, 2008			10,832,342

	Total potential shares as of June 30, 2008			23,188,235

The following table summarizes stock purchase warrant activity during the year ended December 31, 2007 and six months ended June 30, 2008

			Weighted
			average
			exercise
	Number of	Exercise	price per
	shares	price range	share
Outstanding at December 31, 2006	3,934,375	$0.15-$90.00	$1.95
Granted	3,375,528	$2.25	$2.25
Exercised	(271,548)	$0.15	$0.15
Canceled	(12,927)	$0.15	$0.15

Outstanding at December 31, 2007	7,025,428	$0.15-$90.00	$2.21

Granted	750,000	$1.50	$1.50
Exercised	(113,251)	$0.15	$0.15
Canceled	(12,583)	$0.15	$0.15

Outstanding at June 30, 2008	7,649,594	$0.15-$90.00	$2.18
NOTE 12 — COMMITMENTS AND CONTINGENCIES
Licensing Agreements
In February 2006, the Company entered into a strategic partnership agreement with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their supporters. The agreement was amended September 2006 with the agreement running through February 2011. Pursuant to this agreement, we are committed to pay a royalty guarantee of $335,000 per year. Additionally, royalties calculated on premium collected from product sales generated under the ASPCA trademark are payable in amounts in excess of the royalty guarantee. Amounts expensed under this agreement for the three months ended June 30, 2008 and 2007, were $263,380 and $83,750, respectively. Amounts expensed under this agreement for the six months ended June 30, 2008 and 2007, were $517,897 and $167,500, respectively.
The Company has an ongoing Licensing Agreement with Paws, Inc. for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For fiscal year 2008, the agreement called for a royalty guarantee of $290,000. Additionally, royalties calculated on premium collected from product sales generated under the Petshealth Care Plan trademark are payable in amounts in excess of the royalty guarantee. Amounts expensed under this agreement were $92,214 and $94,573 for the three months ended June 30, 2008 and 2007, respectively. Amounts expensed under this agreement were $191,825 and $212,037 for the six months ended June 30, 2008 and 2007, respectively.
Legal Proceedings
The Company was a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit were Petsmarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleged that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The parties have entered into a settlement agreement that provides that the Company will pay the plaintiffs $60,000 in cash and also issue to the plaintiffs 133,334 shares of its common stock, with a relative fair value of $200,000. These amounts were expensed in the first quarter of 2008. The Company was dismissed from the case by the Bankruptcy Court on June 30, 2008. At the beginning of April, 2008, the cash portion of the settlement of $60,000 was paid. As of the filing date, August 14, 2008, the 133,334 shares have not been issued but are expected to be issued in the third quarter of the current fiscal year.

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
NOTE 13 — SHARE-BASED COMPENSATION
Employee Share-Based Compensation
Pursuant to the Restricted Stock Agreement between the Company and its Chief Marketing Officer, Christopher Edgar, executed February 9, 2006, 66,667 shares of restricted stock were granted to Christopher Edgar effective January 2, 2007. The 66,667 shares vested equally on March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2007. The Company valued the 66,667 shares at $140,000 and expensed the shares as they vested equally at $35,000 on March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2007. The shares were valued at the closing price of the Company’s stock on the effective grant date (January 2, 2007), in accordance with SFAS No. 123(R), “Share-Based Payment.” No such restricted stock was issued during the period ended June 30, 2008.
Employee Share-Based Options
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” At December 31, 2007, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $249,874 and $363,680 for the three months ended June 30, 2008 and 2007, respectively. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $617,079 and $727,360 for the six months ended June 30, 2008 and 2007, respectively. Stock-based compensation for option awards is being expensed over the individuals’ requisite service period, which is typically over a one to three year period.
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
2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. On August 30, 2007, the Board of Directors of the Company amended the Hartville Group, Inc. 2006 Stock Option Plan. The amendment to the 2006 Stock Option Plan increased the total number of shares of the Company’s Common Stock, reserved and available for issuance under the 2006 Stock Option Plan from 1,333,333 shares to 3,333,333 shares. There were no other amendments to the 2006 Stock Option Plan. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. All options expire on the tenth anniversary of the grant date. There were 150,585 options remaining in the 2006 Stock Option Plan at June 30, 2008.
A summary of the Company’s non-qualified share-based option activity and related information for the six months ended June 30, 2008 is shown in the following table:

	2008
		Weighted-	Weighted
		Average	Average	Aggregate
	Optioned	Exercise	Remaining	Intrinsic
	Shares	Price	Term (in years)	Value
Options outstanding at December 31, 2007	2,410,297	$1.77
Granted	772,451	$1.30
Exercised	—
Forfeited	—
Expired	—

Options outstanding at June 30, 2008	3,182,748	$1.66	9.0	$113,208

Exercisable at June 30, 2008	1,251,207	$2.02	8.3	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at June 30, 2008.
A summary of the status of the Company’s non-vested shares as of June 30, 2008 and changes during the six months ended June 30, 2008 is as follows:

		Weighted-
		Average Grant-
		Date Fair
Nonvested Options	Shares	Value
Nonvested at December 31, 2007	1,232,682	$1.50
Granted	772,451	$1.14
Vested	(73,592)	$1.20
Forfeited	—	$—

Nonvested at June 30, 2008	1,931,541	$1.36
As of June 30, 2008, there was $2,092,502 of total unrecognized compensation cost related to share-based compensation arrangements granted under the Plan.
NOTE 14 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	company	Total
Three Months Ended June 30, 2008
Gross Revenue	$—	$1,579,701	$3,023,987	$4,603,688
Operating income (loss)	$(207,080)	$(834,107)	$287,978	$(753,209)
Operating income (loss) %	0.0%	-52.8%	9.5%	-16.4%
Total assets	$436,063	$2,994,306	$5,777,163	$9,207,532

Three Months Ended June 30, 2007
Gross Revenue	$—	$919,248	$1,577,057	$2,496,305
Operating income (loss)	$(153,612)	$(1,661,384)	$142,300	$(1,672,696)
Operating income (loss) %	0.0%	-180.7%	9.0%	-67.0%
Total assets	$2,196,319	$5,115,117	$2,901,416	$10,212,852

Six Months Ended June 30, 2008
Gross Revenue	$—	$2,988,945	$5,757,374	$8,746,319
Operating income (loss)	$(422,789)	$(2,182,937)	$549,527	$(2,056,199)
Operating income (loss) %	0.0%	-73.0%	9.5%	-23.5%

Six Months Ended June 30, 2007
Gross Revenue	$—	$1,665,106	$2,690,517	$4,355,623
Operating income (loss)	$(328,339)	$(3,211,162)	$195,715	$(3,343,786)
Operating income (loss) %	0.0%	-192.9%	7.3%	-76.8%

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of the financial condition and results of operations of Hartville Group should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this report.
The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements reflect the Company’s current views with respect to future events and financial performance and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated in such forward-looking statements. The following discussion of financial condition should be read in conjunction with the accompanying consolidated financial statements and related notes.
Results of Operations
Three months ended June 30, 2008 compared to three months ended June 30, 2007
Total earned premiums produced for the three months ended June 30, 2008 of $6,047,975 were $2,532,935 (72%) higher than total premium of $3,515,040 for 2007. Total premium increased primarily due to the increase in number of pets insured (54% higher than June 30, 2007) and higher average premium per pet. The number of pets insured at June 30, 2008, was 79,079, with an increase of 5,715 (8%) pets for the second quarter of 2008. By way of comparison, the number of pets insured at June 30, 2007, was 51,368 with an increase of 11,209 (28%) pets for the second quarter of 2007. The reduction in additional pets from the second quarter of 2007 to the second quarter of 2008 is attributable to reduced marketing spending and normal attrition on a larger policy base.
Premiums retained by Hartville Re for the three months ended June 30, 2008 of $3,023,987 were $1,446,930 (92%) higher than premiums retained of $1,577,057 for the second quarter of 2007. While the total earned premium increased 72%, retained premium increased 92% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The retrocession has minimal effect on the 2008 financial results. Adjusting second quarter 2007 retained premium for the retrocession of $180,833, premium retained would have been $1,757,590 for a $1,266,397 (72%) increase from June 30, 2007 to June 30, 2008.
Retained losses (claims paid plus claims reserve movement) for the three months ended June 30, 2008 of $1,664,503 were $781,158 (88%) higher than losses of $883,345 for the comparative period of 2007. Adjusting second quarter 2007 losses for the retroceded losses of $99,458, losses would have been $982,803 for a $681,700 (69%) increase from June 30, 2007 to June 30, 2008. The higher losses are a result of the increase in pets insured.
Ceded costs for the three months ended June 30, 2008 of $1,041,105 were $504,890 (94%) higher than ceded costs of $536,215 for the comparative period of 2007. Adjusting second quarter 2007 ceded costs for the retrocession of $61,483, ceded costs would have been $597,698 for a $443,407 (74%) increase from June 30, 2007 to June 30, 2008. The higher ceded costs were a result of the higher premium.
The overall income statement effect of the retrocession agreement was a $19,892 reduction in reinsurance income for the three months ended June 30, 2007.
Commission income earned by Petsmarketing of $1,579,701 for the three months ended June 30, 2008 was $660,453 (72%) higher than commission income earned of $919,248 for the comparative period of 2007. The increase is attributable to the increase in total premiums.
General and administrative expenses of $2,651,289 for the three months ended June 30, 2008 were $98,152 (4%) lower than general and administrative expenses of $2,749,441 for the comparative period of 2007.
General and administrative expenses decreased due primarily to the following factors, including:
•	Marketing expenses as reported increased by approximately $91,000, however, as discussed in footnote 1 (under “Deferred Acquisition Costs”) of our unaudited consolidated financial statements, the marketing expenses for the activity in second quarter 2008 were expensed, whereas for the second quarter 2007 the amounts were capitalized. If the second quarter 2007 marketing expenses had been expensed, just as they were in 2008, then the marketing expense would have been approximately $1,663,000 compared to $795,000 for the second quarter 2008, reflecting a decrease of approximately $868,000 in marketing expenses.
•	Compensation increased by approximately $114,000 as the result of change in the infrastructure with increased sales and overall number of pets. For the three months ended June 30, 2007 there was $35,000 expense for stock compensation to our Chief Marketing Officer, which means that cash-related compensation increased by $149,000 from June 30, 2007 to June 30, 2008.

•	Compensation decreased by approximately $114,000 due to lower expense for stock options.

•	Depreciation has decreased approximately $169,000 as the result of a fully depreciated software system which has been retired.
Other income increased $47,602 (268%) to $65,351 for the three months ended June 30, 2008 from $17,749 for the comparative period of 2007. Other income consists primarily of interest income on cash and accounts receivable.
Other expenses decreased $874,711 to $2,363 for the three months ended June 30, 2008 from $877,074 for the comparative period of 2007. The decrease in other expenses is due to the conversion of debt in October 2007 which eliminated amortization expenses on prepaid interest and discount on debt.
Six months ended June 30, 2008 compared to six months ended June 30, 2007
Total earned premiums produced for the six months ended June 30, 2008 of $11,514,955 were $5,287,005 (85%) higher than total premium of $6,227,950 for 2007. Total premium increased primarily due to the increase in number of pets insured (54% higher than June 30, 2007) and higher average premium per pet. The number of pets insured at June 30, 2008, was 79,079, with an increase of 14,464 (22%) pets for the first half of 2008. By way of comparison, the number of pets insured at June 30, 2007, was 51,368 with an increase of 19,016 (59%) pets for the first half of 2007.
Premiums retained by Hartville Re for the six months ended June 30, 2008 of $5,757,374 were $3,066,857 (114%) higher than premiums retained of $2,690,517 for the first half of 2007. While the total earned premium increased 85%, retained premium increased 114% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The retrocession has minimal effect on the 2008 financial results. Adjusting retained premium for the retrocession of $423,829, premium retained would have been $3,114,346 for a $2,643,028 (86%) increase from June 30, 2007 to June 30, 2008.
Retained losses (claims paid plus claims reserve movement) for the six months ended June 30, 2008 of $3,169,534 were $1,647,285 (108%) higher than losses of $1,522,249 for the comparative period of 2007. Adjusting losses for the retroceded losses of $233,107, losses would have been $1,755,356 for a $1,414,178 (81%) increase from June 30, 2007 to June 30, 2008. The higher losses are a result of the increase in pets insured.
Ceded costs for the six months ended June 30, 2008 of $1,982,049 were $1,067,248 (117%) higher than ceded costs of $914,801 for the comparative period of 2007. Adjusting ceded costs for the retrocession of $144,100, ceded costs would have been $1,058,901 for a $923,148 (87%) increase from June 30, 2007 to June 30, 2008. The higher ceded costs were a result of the higher premium.
The overall income statement effect of the retrocession agreement was a $46,622 reduction in reinsurance income for the six months ended June 30, 2007.
Commission income earned by Petsmarketing of $2,988,945 for the six months ended June 30, 2008 was $1,323,839 (80%) higher than commission income earned of $1,665,106 for the comparative period of 2007. The increase is attributable to the increase in total premiums.
General and administrative expenses of $5,650,935 for the six months ended June 30, 2008 were $388,576 (7%) higher than general and administrative expenses of $5,262,359 for the comparative period of 2007.
General and administrative expenses increased due primarily to the following factors, including:
•	Marketing expenses as reported increased by approximately $383,000, however, as discussed in footnote 1 (under “Deferred Acquisition Costs”) of our unaudited consolidated financial statements, the marketing expenses for the activity in first half 2008 were expensed, whereas for the first half 2007 the amounts were capitalized. If the first half 2007 marketing expenses had been expensed, just as they were in 2008, then the marketing expense would have been approximately $2,834,000 compared to $1,618,000 for the first half 2008, reflecting a decrease of approximately $1,216,000 in marketing expenses.

•	Compensation increased by approximately $408,000 as the result of change in the infrastructure which increased sales and overall number of pets. For the six months ended June 30, 2007 there was $70,000 expense for stock compensation to our Chief Marketing Officer, which means that cash-related compensation increased by $478,000 from June 30, 2007 to June 30, 2008.

•	Compensation decreased by approximately $110,000 due to lower expense for stock options.

•	Depreciation has decreased approximately $326,000 as the result of a fully depreciated software system which has been retired.
Other income increased $57,544 (186%) to $88,537 for the six months ended June 30, 2008 from $30,993 for the comparative period of 2007. Other income consists primarily of interest income on cash and accounts receivable.
Other expenses decreased $714,683 to $270,481 for the six months ended June 30, 2008 from $985,164 for the comparative period of 2007. The decrease in other expenses is due to the conversion of debt in October 2007 which eliminated amortization expenses on prepaid interest and discount on debt, which was offset by the provision of $260,000 for the settlement of the PS Management lawsuit (details of these transactions are included in footnote 12 of the unaudited consolidated financial statements.)
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
Through June 30, 2008, our effective marketing efforts resulted in total pets insured increasing to 79,079 from 64,880 at December 31, 2007, an increase of 22%. Compared to June 30, 2007 total pets insured at June 30, 2008 jumped 27,711 (54%). This dramatic increase in insured pets created a $660,453 (72%) and $1,323,839 (80%) increase in commissions for the three and six months ended June 30, 2008, respectively. In order to support this rapid growth, we bolstered our infrastructure, including a complete revamping of our operational systems.
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
Sources and Uses of Cash — Operations
Net cash used for operating activities unfavorably increased $524,839 (48%) to $(1,615,071) for the six months ended June 30, 2008 from $(1,090,232) for the comparable period of 2007.
Sources and Uses of Cash — Investing
Net cash used for investing activities favorably increased $2,585,437 to $(133,470) for the six months ended June 30, 2008 from $(2,718,907) for the comparable period of 2007.

Combining the net cash changes in operations and investing activities resulted in a favorable increase of $2,060,598 which was caused by a number of factors, including:
•	Commissions increased by approximately $1,324,000. The increase is attributable to the increase in total premiums.

•	As noted in “Results of Operations,” marketing expenses decreased by approximately $1,216,000.

•	Compensation increased by approximately $478,000 as the result of the increase in sales and overall number of pets. We bolstered our infrastructure, including a complete revamping or our operations systems.
Sources and Uses of Cash — Financing
Net cash from financing activities unfavorably decreased $1,724,465 to $2,246,719 for the six months ended June 30, 2008 from $3,971,184 for the comparable period of 2007. The unfavorable decrease resulted from the proceeds received of $2,250,000 from the equity sale on February 29, 2008 compared to $4,000,000 on February 14, 2007 and May 8, 2007 from the issuance of convertible debentures.
Notes Payable
On January 2, 2008 the Company entered into a bridge funding agreement with its two significant investors for $500,000. The note accrued interest at 7% per annum and was due at the earlier of written demand or July 2, 2008. On February 29, 2008 the note was paid off with a portion of the equity sale of $2,250,000. Interest expense for the note was $0 and $5,689 for the three and six months ended June 30, 2008.
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
Cash Management
For policies written after September 30, 2006, the Company has an arrangement with an insurance carrier, by which the carrier withholds funds due to Hartville Re in order to assure the funding of future claims. This arrangement was utilized instead of a letter of credit because it provides additional short-term working capital, as well as being less expensive. Interest accrues and is earned on the funds withheld based on the 90 day Treasury bill plus 50 basis points.
For policies written from January 1, 2005 to September 30, 2006, the Company’s reinsurance subsidiary, Hartville Re, has posted a letter of credit of $250,000.
The Company also has a letter of credit for $75,000 for surplus lines bonds in relation to a previous underwriter.
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,670,908 and $1,819,741 in trust funds at June 30, 2008 and December 31, 2007, respectively.

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
Provided for comparison purposes is the Company’s income statement, which was reported using an estimated claims loss ratio of 55%, compared to a favorable claims loss ratio of 50% and an unfavorable claims loss ratio of 60%, which are based on managements estimates of best and worst case scenarios. The purpose of this table is to provide a sensitivity analysis on our results of operations assuming exaggerated claims loss ratios. Information is provided for the six months ended June 30, 2008.

		Favorable Claims Loss	Unfavorable Claims
	As Reported	Ratio	Loss Ratio
Premiums	$5,757,374	$5,757,374	$5,757,374
Losses	(3,169,534)	(2,878,687)	(3,454,424)
Ceded costs	(1,982,049)	(2,269,919)	(1,982,049)

Reinsurance results	605,791	608,768	320,901

Commission income	2,988,945	3,564,693	2,988,945
General and administrative	(5,650,935)	(5,650,935)	(5,650,935)

Operating (loss) income	(2,056,199)	(1,477,474)	(2,341,089)

Other income	88,537	88,537	88,537
Other expense	(270,481)	(270,481)	(270,481)

(Loss) income before taxes	(2,238,143)	(1,659,418)	(2,523,033)

Provision for taxes	—	—	—

NET (LOSS) INCOME	$(2,238,143)	$(1,659,418)	$(2,523,033)

Net (loss) income per common share	$(0.19)	$(0.14)	$(0.21)

Weighted average common shares outstanding	11,850,962	11,850,962	11,850,962
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
Details regarding the adoption of SFAS No. 123(R) and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in footnote 13 of the consolidated financial statements included elsewhere in this report. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the three months ended June 30, 2008 and 2007, was approximately $250,000 and $399,000, respectively. Pre-tax share-based compensation expense for the six months ended June 30, 2008 and 2007, was approximately $617,000 and $797,000, respectively. As of June 30, 2008, the Company had approximately $2,093,000 of unrecognized compensation expense which will be recognized over the individuals’ requisite service period, which is in accordance with SFAS 123(R).

New Accounting Standards
See footnote 1, Summary of Significant Accounting Policies of the unaudited consolidated financial statements included elsewhere in this report for information regarding the potential effects of new accounting pronouncements on our results of operations and financial condition.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of June 30, 2008, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Hartville Group, Inc’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.
Changes in Internal Controls
During the three months ended June 30, 2008, there were no changes in our internal control of financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company was a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit were Petsmarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleged that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The parties have entered into a settlement agreement that provides that the Company will pay the plaintiffs $60,000 in cash and also issue to the plaintiffs 133,334 shares of its common stock, with a relative fair value of $200,000. These amounts were expensed in the first quarter of 2008. The Company was dismissed from the case by the Bankruptcy Court on June 30, 2008. At the beginning of April, 2008, the cash portion of the settlement of $60,000 was paid. As of the filing date, August 14, 2008, the 133,334 shares have not been issued but are expected to be issued in the third quarter.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
2008 Annual Meeting of the Company’s stockholders was held on June 13, 2008 to consider and vote upon the following proposals:
(1) Election of Directors. The following individuals were nominated and elected as directors, with the following number of shares voted for and withheld with respect to each director.

	For	Withheld
Michel A. Amsalem	11,951,407	15,003
Dr. Alan T. Kaufman	11,951,440	14,970
Nicholas J. Leighton	11,951,440	14,970
Dennis C. Rushovich	11,951,407	15,503
Christopher R. Sachs	11,951,407	15,003
(2) To ratify the election of BDO Siedman as the Company’s registered independent public accounting firm for the fiscal year-ended December 31, 2008.
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

August 14, 2008	/s/ Dennis Rushovich
Dennis Rushovich
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

August 14, 2008	/s/ Christopher R. Sachs
Christopher R. Sachs
Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)