Form 10-Q
period 2008-09-30
HARTVILLE GROUP INC
filed 2008-11-14
CIK 1126960

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
FOR THE QUARTER ENDED September 30, 2008

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
COMMON STOCK, PAR VALUE $.001
(Title of each class)

Check whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act. YES ☐ NO ☑
Number of shares of the issuer’s common stock, par value $.001, outstanding as of November 10, 2008 12,489,228 shares.

HARTVILLE GROUP, INC.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Hartville Group, Inc. and Subsidiaries
Consolidated Balance Sheets
September 30, 2008 (Unaudited) and December 31, 2007

	September 30,	December 31,
	2008	2007
ASSETS
Cash and cash equivalents	$2,842,580	$2,441,203
Receivables	5,531,361	3,184,727
Prepaid expenses	162,221	122,559
Property and equipment — net	588,796	615,069
Deferred policy acquisition costs — net	525,854	426,507
Other assets	67,487	68,298

Total Assets	$9,718,299	$6,858,363

	June 30,	December 31,
	2008	2007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$1,243,545	$1,254,540
Reserve for claims	2,122,372	1,491,204
Premium deposits	1,812,625	1,268,048
Return premium payable	4,520	36,364
Unearned commissions	732,512	616,391
Unearned premium	1,464,666	1,254,434
Capitalized Lease	48,636	53,672

Total Liabilities	7,428,876	5,974,653

Stockholders’ Equity
Preferred stock, 5,000,000 shares authorized at September 30, 2008 and December 31, 2007. $0.001 par value; 0 issued and outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock, 400,000,000 shares authorized at September 30, 2008 and December 31, 2007. $.001 par value; 12,495,495 issued and 12,489,228 outstanding at September 30, 2008 and 10,748,909 issued and 10,742,642 outstanding at December 31, 2007	12,495	10,749
Additional paid in capital	53,844,087	50,519,209
Retained deficit	(51,496,659)	(49,575,748)
Less: treasury stock at cost 6,267 shares	(70,500)	(70,500)

	2,289,423	883,710

Total Liabilities and Stockholders’ Equity	$9,718,299	$6,858,363

See accompanying notes to consolidated financial statements.

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007
Unaudited

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Premiums	$3,200,637	$1,763,446	$8,958,011	$4,453,963
Losses	(1,249,164)	(999,732)	(4,418,698)	(2,521,981)
Ceded costs	(1,683,392)	(556,292)	(3,665,441)	(1,471,093)

Reinsurance income	268,081	207,422	873,872	460,889

Commission income	2,841,531	893,252	5,830,476	2,558,358
General and administrative expenses	(2,821,786)	(2,628,852)	(8,472,721)	(7,891,211)

Operating income (loss)	287,826	(1,528,178)	(1,768,373)	(4,871,964)

Other income	31,683	77,682	120,220	108,675
Other expenses	(2,277)	(537,636)	(272,758)	(1,522,800)

Income (loss) before taxes	317,232	(1,988,132)	(1,920,911)	(6,286,089)

Provision for taxes	—	—	—	—

Net income (loss)	$317,232	$(1,988,132)	$(1,920,911)	$(6,286,089)

Basic and diluted earnings per share	$0.03	$(0.53)	$(0.16)	$(1.68)
See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007
Unaudited

	September 30,	September 30,
	2008	2007

Cash flows from (for) operating activities
Net loss	$(1,920,911)	$(6,286,089)
Adjustments to derive cash flows:
Depreciation	166,439	500,637
Amortization	528	935,539
Share-based compensation	876,624	1,025,026
Stock issued for settlement of PS Management Case	200,000	—
Amortization of discount on debt	—	1,078,249
Amortization of debt issue cost	—	11,584
Changes in operating assets and liabilities
Receivables	(2,346,634)	(2,097,629)
Prepaid expenses	(39,662)	260,613
Deferred policy acquisition costs	(99,347)	(3,392,642)
Accounts payable and accrued expenses	7,121	509,888
Premium deposits	544,577	474,215
Payable to reinsurer	(18,116)	5,893
Return premium payable	(31,844)	—
Unearned commission	116,121	241,328
Unearned premium	210,232	830,853
Reserve for claims	631,168	791,036

Net Cash for Operating Activities	(1,703,704)	(5,111,499)

Cash Flows for Investing Activities
Additions to property and equipment	(139,883)	(44,534)
Capitalized software development	—	(151,477)

Net Cash for Investing Activities	(139,883)	(196,011)

Cash Flows from (for) Financing Activities
Proceeds from convertible debentures	—	6,000,000
Proceeds from notes payable	500,000	—
Payments on notes payable	(500,000)	(5,356)
Payments on capitalized lease	(5,036)	—
Debt issue cost	—	(25,304)
Proceeds from issuance of equity securities	2,250,000	—

Net Cash from Financing Activities	2,244,964	5,969,340

Net Increase in Cash and Cash Equivalents	401,377	661,830

Cash and Cash Equivalents — Beginning of period	2,441,203	2,387,852

Cash and Cash Equivalents — End of period	$2,842,580	$3,049,682

See accompanying notes to consolidated financial statements

Hartville Group, Inc. and Subsidiaries
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2008 (Unaudited) and Year Ended December 31, 2007

			Additional			Total
	Common	Stock	Paid in	Retained	Treasury	Stockholders’
	Shares	Amount	Capital	Earnings	Stock	Equity
Balance December 31, 2006	3,659,639	$3,660	$31,491,498	$(28,443,960)	$(70,500)	$2,980,698
Issuance of stock to employee for services	66,667	66	140,934			141,000
Options issued to employees for services			1,112,696			1,112,696
Stock issued for cashless warrant exercised	145,714	146	(146)			—
Stock issued for conversion of convertible securities	6,751,055	6,751	12,651,477			12,658,228
Stock issued for warrant exercise	125,834	126	18,749			18,875
Relative fair value of warrants and beneficial conversion impact on February 14, 2007 convertible securities			2,531,646			2,531,646
Relative fair value of warrants and beneficial conversion impact on May 8, 2007 convertible securities			1,636,955			1,636,955
Relative fair value of warrants and beneficial conversion impact on September 17, 2007 convertible securities			935,400			935,400
Net loss				(21,131,788)		(21,131,788)

Balance December 31, 2007	10,748,909	10,749	50,519,209	(49,575,748)	(70,500)	883,710

Options issued to employees for services			876,624			876,624
Stock issued for cashless warrant exercised	113,251	113	(113)			—
Stock issued on February 29, 2008	1,500,000	1,500	2,248,500			2,250,000
Stock issued for Settlement of PS Management Case	133,335	133	199,867			200,000
Net loss				(1,920,911)		(1,920,911)

Balance September 30, 2008	12,495,495	$12,495	$53,844,087	$(51,496,659)	$(70,500)	$2,289,423

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
The results of operations for the nine months ended September 30, 2008, may not be indicative of the results that may be expected for the fiscal year ending December 31, 2008. These unaudited interim consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements on Form 10-KSB as amended, of Hartville Group, Inc. and its subsidiaries for the fiscal year ended December 31, 2007.
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
Financial Instruments and Concentration of Credit Risks
The carrying amount of the Company’s financial instruments, consisting of cash and cash equivalents, commission and receivables and accounts payable approximates their fair value.
During the nine months ended September 30, 2008 and 2007, the Company had deposits with a major financial institution that were in excess of FDIC insured limits.
Cash and Cash Equivalents
For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with a maturity of three months or less to be cash equivalents.
Restricted Cash — Trust Funds
Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,939,527 and $1,819,741 in trust funds at September 30, 2008 and December 31, 2007, respectively.
Long-Lived Assets
Property and equipment are recorded at cost and are depreciated using the straight-line method for financial reporting. Useful lives for financial reporting include the following:

Leasehold improvements	10 years
Furniture and Fixtures	7 years
Equipment	5 years
Software	3 years
Maintenance, repair costs and minor renewals are charged to earnings, while expenditures that increase asset lives are capitalized. Depreciation expense was $61,169 and $69,704 for the three months ended September 30, 2008 and 2007, respectively. Depreciation expense was $166,439 and $500,637 for the nine months ended September 30, 2008 and 2007, respectively.
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
Reserve for Claims
Reserve for claims is based upon the accumulation of costs and expenses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims and expenses that have occurred but have not yet been reported. Such estimates are based on many variables including historical and statistical information and other factors. Management believes that the estimate of the reserve for claims is reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are periodically reviewed throughout the year and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (losses) by the weighted average shares outstanding during the reporting period. Diluted income (loss) per share is computed similar to basic income (loss) per share, except that the weighted average shares outstanding are increased to include additional shares from the assumed exercise of stock options, if dilutive. The number of additional shares is calculated by assuming that outstanding stock options were exercised and that the proceeds from such exercises were used to acquire shares of common stock at the average market price during the reporting period.
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
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. The Statement does not require any new fair value measurements and was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The adoption of SFAS No. 157 is not expected to have a material effect on the Company’s consolidated results of operations or financial position based on the nonfinancial assets and liabilities reported on September 30, 2008. Additionally, the adoption of SFAS No. 157, as it pertains to financial assets, on January 1, 2008 also did not have a material effect on the Company’s consolidated results of operations or financial position, including disclosures.
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

NOTE 2 — MANAGEMENT’S PLANS
The Company’s long term viability depends on its ability to generate positive cash flows from its business operations or, if necessary, to obtain adequate sources of debt or equity funding.
Through September 30, 2008, our effective marketing efforts resulted in total pets insured increasing to 82,441 from 64,880 at December 31, 2007, an increase of 27%. Compared to September 30, 2007 total pets insured at September 30, 2008 jumped 23,588 (40%). This dramatic increase in insured pets created a $1,948,279 (218%) and $3,272,118 (128%) increase in commissions for the three and nine months ended September 30, 2008, respectively. In order to support this rapid growth, we bolstered our infrastructure, including a complete revamping of our operational systems. We will continue to execute on the proven marketing programs developed in the prior year, as well as developing new efficient marketing channels. By utilizing the institutional knowledge gained, our marketing should be able to generate additional pets at a lower acquisition cost, allowing for higher profits along with substantial growth.
On February 29, 2008, we received $2,250,000 of equity funding. With this funding, we should be able to ultimately achieve a positive cash flow from earnings, assuming our current operating environment and external economic factors do not deteriorate substantially.
NOTE 3 — RECEIVABLES
Receivables as of September 30, 2008 and December 31, 2007 are summarized by major classifications as follows:

	September 30,	December 31,
	2008	2007

Insurance carrier	$5,482,541	$3,157,129
Miscellaneous	48,820	27,598

	$5,531,361	$3,184,727

Insurance carriers’ receivable reflects the funds withheld arrangement by which a carrier retains cash due to Hartville Re in order to assure the funding of future claims for policies written. In August 2008, the Company received $562,175 from the insurance carrier based on a revised funds withheld arrangement leaving a balance of $4,343,982 at September 30, 2008.
The insurance carrier receivable also reflects bonus due to our agency because of the favorable loss ratio. The agreement with the current underwriter provided for a bonus equal to 1% for each 1% the loss ratio is below the target 55%, up to a maximum of 5 percentage points. With the 2006 Treaty (policies effective October 1, 2006 to September 30, 2007) having an overall estimated loss ratio of 50%, the Agency recognized in the third quarter 2008 bonus of $839,540 plus $299,019 from the 2007 Treaty (policies effective October 1, 2007 to September 30, 2008) which reflected overall estimated loss ratio of 53% for a total bonus of $1,138,559. Approximately $850,000 of the $1,138,559 is expected to be received in January 2009 with the remainder to be paid in January 2010.
NOTE 4 — LONG-LIVED ASSETS
Property and equipment as of September 30, 2008 and December 31, 2007 are summarized by major classifications as follows:

	September 30,	December 31,
	2008	2007

Furniture and fixtures	$166,554	$166,554
Equipment	543,013	511,571
Software	892,072	2,535,857
Leasehold improvements	195,219	195,219

	1,796,858	3,409,201
Less: accumulated depreciation	(1,208,062)	(2,794,132)

	$588,796	$615,069

NOTE 5 — NET DEFERRED POLICY ACQUISITION COSTS
The changes in the carrying amount of deferred policy acquisition costs for the nine months ended September 30, 2008 and for the year ended December 31, 2007, are summarized as follows:

	September 30,	December 31,
	2008	2007

Beginning balance, net	$426,507	$1,236,007
Acquisition costs incurred	99,347	234,586
Impairment of deferred acquisition costs	—	(1,044,086)

Ending balance, net	$525,854	$426,507

NOTE 6 — RESERVE FOR CLAIMS
The changes in the carrying amount for the reserve for claims for the nine months ended September 30, 2008 and for the year ended December 31, 2007, are summarized as follows:

	September 30,	December 31,
	2008	2007

Beginning balance, net	$1,491,204	$1,196,587

Incurred losses related to:
Current year	4,745,527	1,130,967
Prior year	(326,829)	208,009

Total incurred	4,418,698	1,338,976

Paid losses related to:
Current year	(3,081,751)	(783,132)
Prior year	(526,902)	(258,893)

Total paid	(3,608,653)	(1,042,025)

Ceded Reserve Movement	(178,877)	(2,334)

Ending balance, net	$2,122,372	$1,491,204

Reserve for Claims is represented by:

	September 30,	December 31,
	2008	2007

Reported claims	$274,317	$230,448
Incurred but not reported claims	1,848,055	1,260,756

	$2,122,372	$1,491,204

NOTE 7 — DEBT
Other Debt
On June 15, 2003, the Company entered into a lease purchase arrangement with a finance company for the purchase of two printers. The total borrowed was $33,056. The note calls for 60 monthly payments of $718 including interest at 13.4%. The first payment was prepaid when the note was signed. The balance outstanding at September 30, 2008 and 2007 was $0 and $7,987, respectively. Interest expense for the note was $0 and $439 for the three months ended September 30, 2008 and 2007, respectively. Interest expense for the note was $0 and $1,497 for the nine months ended September 30, 2008 and 2007, respectively. The equipment financed secures the note.
Note Payable
On January 2, 2008 the Company entered into a bridge funding agreement with its two significant investors for $500,000. The note accrued interest at 7% per annum and was due at the earlier of written demand or July 2, 2008. On February 29, 2008 the note was paid off with a portion of the equity sale of $2,250,000. Interest expense for the note was $0 and $5,689 for the three and nine months ended September 30, 2008 and 2007, respectively.
NOTE 8 — OTHER EXPENSES
Other expenses for the three and nine months ended September 30, 2008 and 2007 are summarized as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Interest expense on January 2, 2008 bridge loan	$—	$—	$5,689	$—
Interest expense on capitalized leases	2,277	439	7,069	1,497
Provision for cash portion for settlement of PS Management lawsuit	—	—	60,000	—
Non Cash Expenses:
Amortization of direct issue costs on:
July 31, 2006 convertible debt	—	2,403	—	7,209
February 14, 2007 convertible debt	—	794	—	3,175
May 8, 2007 convertible debt	—	480	—	1,200
Amortization of debt discount on:
July 31, 2006 convertible debt	—	248,494	—	917,661
February 14, 2007 convertible debt	—	543	—	952
May 8, 2007 convertible debt	—	85,831	—	139,054
September 17, 2007 convertible debt	—	20,582	—	20,582
Amortization of Prepaid Interest on:
July 31, 2006 convertible debt	—	88,436	—	257,264
February 14, 2007 convertible debt	—	42,325	—	103,338
May 8, 2007 convertible debt	—	41,556	—	65,115
September 17, 2007 convertible debt	—	5,753	—	5,753

Value of stock issued to settle PS Management lawsuit	—	—	200,000	—

	$2,277	$537,636	$272,758	$1,522,800

NOTE 9 — LEASES
Capitalized Lease Obligation
As of September 30, 2008 the Company leased a printer that qualified as a capitalized lease with an original cost of $31,500 (accumulated depreciation of $4,725).

Future minimum lease payments required under the capitalized lease as of September 30, 2008 are as follows:

For the year ended December 31,
2008	$4,274
2009	17,098
2010	17,098
2011	17,098
2012	17,098
Thereafter	2,849

Total minimum lease payments	75,515

Less: Amount respresenting estimated executory costs (such as taxes, maintenance and insurance), including profit thereon, included in total minimum lease payments	(4,274)

Net minimum lease payments	71,241

Less: Amount representing interest	(22,605)

Present value of net minimum lease payments	$48,636

Operating Lease Obligation
At September 30, 2008 we leased an office located at 3840 Greentree Ave SW, Canton, Ohio 44706. The lease rate at this facility is $11,879 per month, with a ten-year lease term ending April 30, 2015 that includes an expansion option for additional space. This lease is accounted for as an operating lease.
Rental expense for office space and equipment was $39,300 and $54,186 for the three months ended September 30, 2008 and 2007, respectively. Rental expense for the office space and equipment was $120,760 and $146,117 for the nine months ending September 30, 2008 and 2007 respectively.
NOTE 10 — CEDED REINSURANCE
The Company has entered into an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The schedule provided below reflects the gross amount reinsured by Hartville Re and amounts subject to the retrocession agreement:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Gross amounts reinsured
Premiums	$3,200,534	$1,986,100	$8,958,011	$5,100,446
Losses	(1,191,044)	(1,122,191)	(4,360,634)	(2,877,547)
Ceded costs	(1,683,289)	(631,995)	(3,665,374)	(1,690,896)

Reinsurance income (gross)	326,201	231,914	932,003	532,003

Ceded amounts
Premiums	103	222,654	—	646,483
Losses	(58,120)	(122,459)	(58,064)	(355,566)
Ceded costs	(103)	(75,703)	(67)	(219,803)

Ceded reinsurance income	(58,120)	24,492	(58,131)	71,114

Net amounts reinsured
Premiums	3,200,637	1,763,446	8,958,011	4,453,963
Losses	(1,249,164)	(999,732)	(4,418,698)	(2,521,981)
Ceded costs	(1,683,392)	(556,292)	(3,665,441)	(1,471,093)

Reinsurance income (net)	$268,081	$207,422	$873,872	$460,889

NOTE 11 — EARNINGS PER SHARE
The computations of basic and diluted net income (loss) per share were as follows:

	Three Months Ending		Nine Months Ending
	September 30,		September 30,
	2008	2007	2008	2007
Net income (loss)	317,232	(1,988,132)	$(1,920,911)	$(6,286,089)
Weighted average common shares outstanding	12,419,662	3,750,738	12,041,912	3,735,082

Dilutive effect of outstanding warrants and options	67,590	—	—	—
Diluted common shares	12,487,252	3,750,738	12,041,912	3,735,082

Basic earnings per share	$0.03	$(0.53)	$(0.16)	$(1.68)
Diluted earnings per share	$0.03	$(0.53)	$(0.16)	$(1.68)

No outstanding warrants or options were considered dilutive for the nine months ended September 30, 2008 as well as the three or nine months ended September 30, 2007 because the Company had a net loss.
Options/warrants to purchase 10,740,804 shares of common stock during the third quarter of 2008 were not included in the computation of diluted earnings per share because the options/ exercise price was greater than the average market price of the common shares.

The following is a schedule of potential dilution as of September 30, 2008.

Outstanding and exercisable at September 30, 2008	12,489,228

		Dollar amount of	Exercise price/	Shares	Remaining life
Instrument	Description	Convertible Debt	Convertible price	Exercisable	(years)

Warrant	August 31, 2004 Convertible debt	N/A	$2.70	33,334	0.9
Warrant	November 2004 Convertible debt	N/A	$0.15	46,898	1.2
Warrant	September 30, 2005 Convertible debt	N/A	$0.15	34,972	2.0
Warrant	Consulting Services	N/A	$75.00	16,667	0.7
Warrant	Consulting Services	N/A	$90.00	16,667	0.7
Warrant	July 31, 2006 Convertible Debt	N/A	$1.50	3,375,528	1.8
Warrant	February 14, 2007 Convertible Debt	N/A	$2.25	1,125,176	2.4
Warrant	May 8, 2007 Convertible Debt	N/A	$2.25	1,125,176	2.6
Warrant	September 17, 2007 Convertible Debt	N/A	$2.25	1,125,176	3.0
Warrant	February 29, 2008 Equity Sale	N/A	$1.50	750,000	3.4
Options	Employee/Director options	N/A	$4.95	129,865	7.4
Options	Employee/Director options	N/A	$1.65	931,738	8.0
Options	Employee options	N/A	$2.10	109,344	8.2
Options	Employee options	N/A	$1.50	1,232,682	9.0
Options	Employee/Director options	N/A	$1.33	675,111	9.5
Options	Director options	N/A	$1.06	94,340	9.7

	Potential additional shares as of September 30, 2008			10,822,674

	Total potential shares as of September 30, 2008			23,311,902

The following table summarizes stock purchase warrant activity during the year ended December 31, 2007 and nine months ended September 30, 2008.

			Weighted average
	Number of	Exercise	exercise price
	shares	price range	per share

Outstanding at December 31, 2006	3,934,375	$0.15-$90.00	$1.95
Granted	3,375,528	$2.25	$2.25
Exercised	(271,548)	$0.15	$0.15
Canceled	(12,927)	$0.15	$0.15

Outstanding at December 31, 2007	7,025,428	$0.15-$90.00	$2.21

Granted	750,000	$1.50	$1.50
Exercised	(113,251)	$0.15	$0.15
Canceled	(12,583)	$0.15	$0.15

Outstanding at September 30, 2008	7,649,594	$0.15-$90.00	$2.18
NOTE 12 — COMMITMENTS AND CONTINGENCIES

Licensing Agreements
In February 2006, the Company entered into a strategic partnership agreement with the ASPCA® (American Society for the Prevention of Cruelty to Animals®) as the preferred provider of pet insurance to their more than one million loyal supporters. Pursuant to this agreement, we are committed to pay a royalty guarantee of $335,000 per year. Additionally, the Company is committed to paying a contingency royalty based on the effectiveness of marketing campaigns utilizing the ASPCA Pet Insurance branded product sales. Product sales are generated under the ASPCA trademark, payable in amounts in excess of the royalty guarantee. Amounts paid under this agreement for the three months ended September 30, 2008 and 2007 were $252,056 and $200,931, respectively. Amounts paid under this agreement for the nine months ended September 30, 2008 and 2007 were $769,953 and $368,431, respectively.
The Company has an ongoing Licensing Agreement with Paws, Inc. for the “Garfield” comic strip characters created by Jim Davis. The agreement was amended March 10, 2005 with the agreement running through December 31, 2010. For fiscal year 2008, the agreement called for a royalty guarantee of $290,000. Additionally, royalties calculated on premium collected from product sales generated under the Petshealth Care Plan trademark are payable in amounts in excess of the royalty guarantee. Amounts expensed under this agreement were $89,757 and $113,196 for the three months ended September 30, 2008 and 2007, respectively. Amounts expensed under this agreement were $281,582 and $325,233 for the nine months ended September 30, 2008 and 2007, respectively.
Legal Proceedings
The Company was a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit were Petsmarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleged that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The parties have entered into a settlement agreement that provides that the Company will pay the plaintiffs $60,000 in cash and also issue to the plaintiffs 133,334 shares of its common stock, with a relative fair value of $200,000. These amounts were expensed in the first quarter of 2008. The Company was dismissed from the case by the Bankruptcy Court on June 30, 2008. At the beginning of April, 2008, the cash portion of the settlement of $60,000 was paid. On August 18, 2008, the 133,335 shares were issued.
In addition to the foregoing, the Company has pending certain other legal actions and claims incurred in the normal course of business. The Company believes that it has meritorious defenses to these lawsuits and/or is covered by insurance and is actively pursuing the defense thereof. The Company believes the resolution of all of these matters will no have a material adverse effect on its financial condition and results of operations as reported in the accompanying consolidated financial statements. However, depending on the amount and timing of an unfavorable resolution of these lawsuits, the Company’s future results of operations or cash flow could be materially impacted in a particular period.
NOTE 13 — SHARE-BASED COMPENSATION
Employee Share-Based Compensation
Pursuant to the Restricted Stock Agreement between the Company and its Chief Marketing Officer, Christopher Edgar, executed February 9, 2006, 1,000,000 shares of restricted stock were granted to Christopher Edgar effective January 2, 2007. The 1,000,000 shares vest equally at 250,000 on March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2007. The Company valued the 1,000,000 shares at $140,000 and expensed the shares as they vested equally at $35,000 on March 31, 2007; June 30, 2007; September 30, 2007 and December 31, 2007. The shares were valued at the closing price of the Company’s stock on the effective grant date (January 2, 2007), in accordance with SFAS No. 123(R), “Share-Based Payment.”
Employee Share-Based Options
Effective January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.” At December 31, 2007, the Company had one share-based compensation plan. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $259,545 and $192,666 for the three months ended September 30, 2008 and 2007, respectively. Total share-based compensation expense, recognized in general and administrative expenses, aggregated $876,624 and $920,026 for the nine months ended September 30, 2008 and 2007, respectively. Stock-based compensation for option awards is being expensed as the individual options vest, which is typically over a one to three year period.
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
2006 Stock Option Plan
The Company’s 2006 Stock Option Plan permits the granting of share-based options to employees, officers, directors or consultants. On August 30, 2007, the Board of Directors of the Company amended the Hartville Group, Inc. 2006 Stock Option Plan. The amendment to the 2006 Stock Option Plan increased the total number of shares of the Company’s Common Stock, reserved and available for issuance under the 2006 Stock Option Plan from 1,333,333 shares to 3,333,333 shares. There were no other amendments to the 2006 Stock Option Plan. The exercise price of an option granted under the 2006 Stock Option plan may not be less then the Fair Market Value on the date of grant. All options expire on the tenth anniversary of the grant date. There were 160,253 options remaining in the 2006 Stock Option Plan at September 30, 2008.
A summary of the Company’s non-qualified share-based option activity and related information for the nine months ended September 30, 2008 is shown in the following table:

	2008
		Weighted-	Weighted
		Average	Average	Aggregate
	Optioned	Exercise	Remaining	Intrinsic
	Shares	Price	Term (in years)	Value

Options outstanding at December 31, 2007	2,410,297	$1.77
Granted	772,451	$1.30
Exercised	—
Forfeited	(9,668)	$1.86
Expired	—

Options outstanding at September 30, 2008	3,173,080	$1.66	8.7	$—

Exercisable at September 30, 2008	1,713,565	$1.86	8.3	$—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were in-the-money at September 30, 2008.
A summary of the status of the Company’s non-vested shares as of September 30, 2008 and changes during the nine months ended September 30, 2008 is as follows:

		Weighted-
		Average
		Grant-Date
Nonvested Options	Shares	Fair Value
Nonvested at December 31, 2007	1,232,682	$1.50
Granted	772,451	$1.14
Vested	(542,618)	$1.40
Forfeited	(3,000)	$1.20

Nonvested at September 30, 2007	1,459,515	$1.36
As of September 30, 2008, there was $1,765,503 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

NOTE 14 — SEGMENT INFORMATION
The Company has three reportable segments; the holding company, the insurance agency and the reinsurance company.
A breakdown of the revenues, operating income (loss) and total assets by segment is as follows:

	Holding	Insurance	Reinsurance
	Company	Agency	Company	Total
Three Months Ended September 30, 2008
Gross Revenue	$—	$2,841,531	$3,200,637	$6,042,168
Operating income (loss)	$(228,225)	$274,734	$241,317	$287,826
Operating income (loss) %	0.0%	9.7%	7.5%	4.8%
Total assets	$202,183	$4,312,672	$5,203,444	$9,718,299

Three Months Ended September 30, 2007
Gross Revenue	$—	$893,252	$1,763,446	$2,656,698
Operating income (loss)	$(171,535)	$(1,536,052)	$179,409	$(1,528,178)
Operating income (loss) %	0.0%	-172.0%	10.2%	-57.5%

Nine Months Ended September 30, 2008
Gross Revenue	$—	$5,830,476	$8,958,011	$14,788,487
Operating income (loss)	$(651,014)	$(1,908,203)	$790,844	$(1,768,373)
Operating income (loss) %	0.0%	-32.7%	8.8%	-12.0%

Nine Months Ended September 30, 2007
Gross Revenue	$—	$2,558,358	$4,453,963	$7,012,321
Operating income (loss)	$(499,874)	$(4,747,214)	$375,124	$(4,871,964)
Operating income (loss) %	0.0%	-185.6%	8.4%	-69.5%

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
Results of Operations
Three months ended September 30, 2008 compared to three months ended September 30, 2007
Total earned premiums produced for the three months ended September 30, 2008 of $6,401,178 were $2,428,978 (61%) higher than total premium produced of $3,972,200 for 2007. Total premium produced increased primarily due to the increase in number of pets insured (40% higher than September 30, 2007) and higher average premium per pet. The number of pets insured at September 30, 2008 was 82,441 with an increase of 3,362 (4%) pets for the third quarter of 2008. By way of comparison, the number of pets insured at September 30, 2007 was 58,853, with an increase of 7,485 (15%) pets for the third quarter of 2007. The reduction in additional pets from the third quarter of 2007 to the third quarter of 2008 is attributable to planned reduced marketing spending and normal attrition on a larger policy base.
Premiums retained by Hartville Re for the three months ended September 30, 2008 of $3,200,637 were $1,437,191 (82%) higher than premiums retained of $1,763,446 for the third quarter of 2007. While the total earned premium increased 61%, retained premium increased 82% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The retrocession has minimal effect on the 2008 financial results. Adjusting third quarter 2007 retained premium for the retrocession of $222,654, premium retained would have been $1,986,100 for a $1,214,537 (61%) increase.
Retained losses (claims paid plus claims reserve movement) for the three months ending September 30, 2008 of $1,249,164 were $249,432 (25%) higher than losses of $999,732 for the comparative period of 2007. Adjusting third quarter 2007 losses for the retroceded losses of $122,459, losses would have been $1,122,191 for a $126,973 (11%) increase. We worked closely with our new underwriter (effective October 1, 2006) to price the product to affect a 55% Loss Ratio (claims paid/premium collected). We had been accruing loss reserves at that rate for both of the twelve month treaties beginning October 1, 2006 (Treaty 2006) and 2007 (Treaty 2007). In the last several months it appeared that the loss ratios had been trending better than expected for those treaties but management felt it was not prudent to adjust loss ratios until the first treaty with the new underwriter (Treaty 2006) had nearly completed for three main reasons:
•	New underwriter — The underwriter for these treaty years commenced underwriting with the 2006 Treaty and made broad based assumptions in evaluating and pricing the product.

•	History — Historical results have shown that we have never been below 55% loss ratio and the claims pattern had been higher than expected near the end of previous treaties.

•	New book of business — As the newly branded book of business has grown to be the majority of the business underwritten with the 2006 Treaty, and because of the significantly different characteristics of the new brand, the connection with the historic brand had become tenuous, further calling into question the reliance on the historic actuarial data.
With the maturing of the 2006 Treaty, we have recently determined that a loss ratio of 50% is more appropriate than the originally anticipated 55%. Furthermore, with the benefit of having the 2006 Treaty as a reference point we have also determined that a loss ratio of 53% is more appropriate for the 2007 Treaty than the original 55%. As a result, in the third quarter 2008 we adjusted the loss reserves by $569,280 to reflect improved expected loss ratios. Given the inherent variability of these estimates, it is possible the actual loss ratio could differ from the amounts provided.
Ceded costs for the three months ending September 30, 2008 of $1,683,392 was $1,127,100 (203%) higher than ceded costs of $556,292 for the comparative period of 2007. Adjusting third quarter 2007 ceded costs for the retrocession of $75,703, ceded costs would have been $631,995 for a $1,051,397 (166%) increase. With the re-insurance company sharing 50% of the risk one would expect that the profits would grow with the lowering of the loss reserves at Hartville Re. However, the agreement with the current underwriter provided for a bonus equal to 1% for each 1% the loss ratio is below the target 55%, up to a maximum of 5 percentage points. Since Hartville Re shares 50% of the ceded costs with the current underwriter, it is required to pay its share of the bonus due to our agency, thereby completely offsetting the benefits of the lower loss ratio. As a result, the third quarter 2008 ceded costs were adjusted by $569,280 for the additional commission to be paid to our agency.

The overall income statement effect of the retrocession agreement was a $58,120 and $24,492 reduction in reinsurance income for the three months ended September 30, 2008 and 2007, respectively.
Commission income earned by Petsmarketing of $2,841,531 for the three months ending September 30, 2008 was $1,948,279 (218%) higher than commission income earned of $893,252 for the comparative period of 2007. As stated above, the agreement with the current underwriter provided for a bonus equal to 1% for each 1% the loss ratio is below the target 55%, up to a maximum of 5 percentage points. With the 2006 Treaty having an overall estimated loss ratio of 50%, the Agency recognized in the third quarter 2008 bonus of $839,540 plus $299,019 from the 2007 Treaty which reflected overall estimated loss ratio of 53% for a total bonus of $1,138,559. Approximately $850,000 of the $1,138,559 is expected to be received in January 2009 with the remainder to be paid in January 2010.
General and administrative expenses of $2,821,786 for the three months ending September 30, 2008 were $192,934 (7%) higher than general and administrative expenses of $2,628,852 for the comparative period of 2007.
General and administrative expenses increased due primarily to the following factors, including:
•	Marketing expenses as reported increased by approximately $120,000, however, as discussed in footnote 1 (under “Deferred Acquisition Costs”) of our unaudited consolidated financial statements, the marketing expenses for the activity in third quarter 2008 were expensed, whereas for the third quarter 2007 the amounts were capitalized. If the third quarter 2007 marketing expenses had been expensed, just as they were in 2008, then the marketing expense would have been approximately $1,009,000 compared to $920,000 for the third quarter 2008, reflecting a decrease of approximately $89,000 in marketing expenses.

•	Compensation increased by approximately $35,000 as the result of change in the infrastructure with increased sales and overall number of pets. For the three months ended September 30, 2008 there was $35,000 expense for stock compensation to our Chief Marketing Officer, which means that cash-related compensation increased by $70,000 from September 30, 2007 to September 30, 2008.

•	Compensation increased by approximately $67,000 due to higher expense for stock options.
Other income decreased $45,999 to $31,683 for the three months ending September 30, 2008 from $77,682 for the comparative period of 2007. Other income consists primarily of interest income on premium receivable on funds withheld and cash accounts.
Other expenses decreased $535,359 to $2,277 for the three months ending September 30, 2008 from $538,636 for the comparative period of 2007. The decrease in other expenses is due to the conversion of debt in October 2007 which eliminated continued amortization expenses on prepaid interest and discount on debt.
Nine months ended September 30, 2008 compared to nine months ended September 30, 2007
Total earned premiums produced for the nine months ended September 30, 2008 of $17,916,133 were $7,715,242 (76%) higher than total premium produced of $10,200,891 for 2007. Total premium produced increased primarily due to the increase in number of pets insured (40% higher than September 30, 2007) and higher average premium per pet. The number of pets insured at September 30, 2008 was 82,441, with an increase of 17,561 (27%) pets for the nine months ended September 30, 2008. By way of comparison, the number of pets insured at September 30, 2007 was 58,853, with an increase of 26,501 (82%) pets for the comparative period of 2007.
Premiums retained by Hartville Re for the nine months ended September 30, 2008 of $8,958,011 were $4,504,048 (101%) higher than premiums retained of $4,453,963 for the comparative period of 2007. While the total earned premium increased 76%, retained premium increased 101% due to an agreement to retrocede 100% of its reinsurance business through Hartville Re for new pets issued with an effective date of October 1, 2006 to December 31, 2006. The retrocession has minimal effect on the 2008 financial results. Adjusting retained premium for the retrocession of $646,483, premium retained would have been $5,100,446 for a $3,857,565 (76%) increase.
Retained losses (claims paid plus claims reserve movement) for the nine months ending September 30, 2008 of $4,418,698 were $1,896,717 (75%) higher than losses of $2,521,981 for the comparative period of 2007. The higher losses are a result of the increase in pets insured. Adjusting the 2007 losses for the retroceded losses of $355,566, losses would have been $2,877,547 for a $1,541,151 (54%) increase. As explained in the three month analysis, we adjusted the loss reserves by $569,280 to reflect improved expected loss ratios in the third quarter 2008.
Ceded costs for the nine months ending September 30, 2008 of $3,665,441 was $2,194,348 (149%) higher than ceded costs of $1,471,093 for the comparative period of 2007. Adjusting ceded costs for the retrocession of $219,803, ceded costs would have been $1,690,896 for a $1,974,545 (117%) increase. The higher ceded costs were a result of the higher premium. As explained in the three month analysis, ceded costs were adjusted by $569,280 in the third quarter 2008 for the additional commission to be paid to our agency.

The overall income statement effect of the retrocession agreement was a $58,131 and $71,114 reduction in reinsurance income for the nine months ended September 30, 2008 and 2007, respectively.
Commission income earned by Petsmarketing of $5,830,476 for the nine months ending September 30, 2008 was $3,272,118 (128%) higher than commission income earned of $2,558,358 for the comparative period of 2007. The increase is attributable to the bonus of $1,138,559 (see explanation in the three month analysis) recognized in the third quarter of 2008 and increase in total premiums.
General and administrative expenses of $8,472,721 for the nine months ending September 30, 2008 were $581,510 (7%) higher than general and administrative expenses of $7,891,211 for the comparative period of 2007.
General and administrative expenses increased due primarily to the following factors, including:
•	Marketing expenses as reported increased by approximately $503,000, however, as discussed in footnote 1 (under “Deferred Acquisition Costs”) of our unaudited consolidated financial statements, the marketing expenses for the activity in first nine months of 2008 were expensed, whereas for the first nine months 2007 the amounts were capitalized. If the first nine months 2007 marketing expenses had been expensed, just as they were in 2008, then the marketing expense would have been approximately $3,843,000 compared to $2,537,000 for the first nine months of 2008, reflecting a decrease of approximately $1,306,000 in marketing expenses.

•	Compensation increased by approximately $444,000 as the result of change in the infrastructure which increased sales and overall number of pets. For the nine months ended September 30, 2007 there was $105,000 expense for stock compensation to our Chief Marketing Officer, which means that cash-related compensation increased by $549,000 from September 30, 2007 to September 30, 2008.

•	Compensation decreased by approximately $43,000 due to lower expense for stock options.

•	Depreciation has decreased approximately $334,000 as the result of a fully depreciated software system which has been retired.
Other income increased $11,545 to $120,220 for the nine months ending September 30, 2008 from $108,675 for the comparative period of 2007. Other income consists primarily of interest income on premium receivable on funds withheld and cash accounts.
Other expenses decreased $1,250,042 (82%) to $272,758 for the nine months ending September 30, 2008 from $1,522,800 for the comparative period of 2007. The decrease in other expenses is due to the conversion of debt in October 2007 which eliminated amortization expenses on prepaid interest and discount on debt, which was offset by the provision of $260,000 for the settlement of the PS Management lawsuit.
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
The Company’s long term viability depends on its ability to generate positive cash flows from its business operations or, if necessary, to obtain adequate sources of debt or equity funding.
Through September 30, 2008, our effective marketing efforts resulted in total pets insured increasing to 82,441 from 64,880 at December 31, 2007, an increase of 27%. Compared to September 30, 2007 total pets insured at September 30, 2008 jumped 23,588 (40%). This dramatic increase in insured pets created a $1,948,279 (218%) and $3,272,118 (128%) increase in commissions for the three and nine months ended September 30, 2008, respectively. In order to support this rapid growth, we bolstered our infrastructure, including a complete revamping of our operational systems.
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
Sources and Uses of Cash — Operations

Net cash used for operating activities favorably decreased $3,407,795 to $(1,703,704) for the nine months ended September 30, 2008 from $(5,111,499) for the comparable period of 2007. Net cash used for operating activities decreased for a number of factors, including:
•	Commissions increased by approximately $2,134,000 (of the $3,272,000, $1,139,000 is from the bonus which the company has booked as a receivable). The increase is attributable to the increase in total premiums.

•	As noted in “Results of Operations,” marketing expenses decreased by approximately $1,306,000.

•	We received approximately $562,000 from our current underwriter as part of an amended funds withheld agreement.

•	Compensation increased by approximately $549,000 as the result o the increase in sales and overall number of pets. We bolstered our infrastructure, including a complete revamping of our operating systems.
Sources and Uses of Cash — Investing
Net cash for investing activities favorably decreased $56,128 to $(139,883) for the nine months ended September 30, 2008 from $(196,011) for the comparable period of 2007. Net cash for investing activities decreased due to prior year capitalization of internally developed software system offset by purchase of printing software in current year.
Sources and Uses of Cash — Financing
Net cash from financing activities unfavorably decreased $3,724,376 to $2,244,964 for the nine months ended September 30, 2008 from $5,969,340 for the comparable period of 2007. The unfavorable decrease resulted from the proceeds received of $2,250,000 from the equity sale on February 29, 2008 compared to $6,000,000 on February 14, 2007, May 8, 2007 and September 17, 2007 from the issuance of convertible debentures.
Notes Payable
On January 2, 2008 the Company entered into a bridge funding agreement with its two significant investors for $500,000. The note accrued interest at 7% per annum and was due at the earlier of written demand or July 2, 2008. On February 29, 2008 the note was paid off with a portion of the equity sale of $2,250,000. Interest expense for the note was $0 and $5,689 for the three and nine months ended September 30, 2008.
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
Cash Management
For policies written after September 30, 2006, the Company has an arrangement with the insurance carrier, by which the carrier withholds funds due to Hartville Re in order to assure the funding of future claims. This arrangement was utilized instead of a letter of credit because it provides additional short-term working capital, as well as being less expensive. Interest accrues and is earned on the funds withheld based on the 90 day Treasury bill plus 50 basis points.
For policies written from January 1, 2005 to September 30, 2006, the Company’s reinsurance subsidiary, Hartville Re, has posted a letter of credit of $250,000.
The Company also has a letter of credit for $75,000 for surplus lines bonds in relation to a previous underwriter.

Under the terms of the Binding Authority Agreements with its insurance carriers, Petsmarketing collects premiums and pays claims on behalf of its insurance carriers. These funds are held in trust for the benefit of the insurance carriers and cannot be used or applied for other purposes. Petsmarketing had $1,863,618 and $1,819,741 in trust funds at September 30, 2008 and December 31, 2007, respectively.
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
Reserve for Future Losses
One of the most significant estimates that the Company’s management makes is the reserve for future losses. Reserve for claims is based upon the accumulation of costs and expenses reported prior to the close of the accounting period, together with a provision for the current estimate of the probable cost of claims and expenses that have occurred but have not yet been reported. Such estimates are based on many variables including historical claim experience and statistical information and other factors. The Company’s management believes that the estimates used for claims are reasonable; however, there is considerable variability inherent in the reserve estimates. These estimates are periodically reviewed throughout the year and, as adjustments to these liabilities become necessary, such adjustments are reflected in current operations in the period of the adjustment. Given the inherent variability of such estimates, it is possible the actual liability could differ from the amounts provided. Management generally discusses the development, selection and disclosure of the reserve for future losses with the Company’s Board of Directors, and reviews the details of this estimate with the Company’s Audit Committee.
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
Details regarding the adoption of SFAS No. 123(R) and our equity compensation plans, including the assumptions utilized in estimating the fair value of option awards, are more fully described in footnote 13 of the consolidated financial statements included elsewhere in this report. If different assumptions were used in the option valuation models, share-based compensation expense would differ from that recorded in the current period, and from that which is expected to be recorded in future periods. Pre-tax share-based compensation expense for the three months ended September 30, 2008 and 2007, was $260,000 and $228,000, respectively. Pre-tax share-based compensation expense for the nine months ended September 30, 2008 and 2007, was $877,000 and $1,025,000 respectively. As of September 30, 2008, the Company had $1,765,503 of unrecognized compensation expense related to non-vested share-based payment awards that are expected to be recognized over the next three years.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As of September 30, 2008, the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Hartville Group, Inc’s management, including our Chief Executive Officer and Chief Financial Officer, of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective to ensure that the Company is able to collect, process and disclose, within the required time periods, the information we are required to disclose in the reports we file with the Securities and Exchange Commission.
Changes in Internal Controls
During the three months ended September 30, 2008, there were no changes in our internal control of financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company was a defendant in a suit filed on June 27, 2005, by Thomas H. Casey, Trustee of the Bankruptcy Estate of PS Management Holdings, Inc. in the United States Bankruptcy Court for the Central District of California, Case No. SA 03-17837 — JR. Also named as defendants in the lawsuit were Petsmarketing Insurance.com Agency, Inc.; W. Russell Smith and Robert Cashman (former officers and directors of our Company) and other entities and individuals. The Complaint alleged that through a series of transactions, including a loan, foreclosure of a loan, and two reorganizations, the defendants wrongfully divested the Plaintiff of all of its assets and gained control of the Company. The parties have entered into a settlement agreement that provides that the Company will pay the plaintiffs $60,000 in cash and also issue to the plaintiffs 133,334 shares of its common stock, with a relative fair value of $200,000. These amounts were expensed in the first quarter of 2008. The Company was dismissed from the case by the Bankruptcy Court on June 30, 2008. At the beginning of April, 2008, the cash portion of the settlement of $60,000 was paid. On August 18, 2008, the 133,335 shares were issued.
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

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 14, 2008	/s/ Dennis Rushovich
Dennis Rushovich
Chief Executive Officer (PRINCIPAL EXECUTIVE OFFICER)

November 14, 2008	/s/ Christopher R. Sachs
Christopher R. Sachs
Chief Financial Officer (PRINCIPAL ACCOUNTING OFFICER)

Exhibit Index

Exhibit No.	Description

EX 31.1	Certification

EX31.2	Certification

EX32.1	Certification